Form 10-Q
period 1996-06-30
HELICON GROUP LP
filed 1996-08-13
CIK 915767

- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

                         Commission file number 33-72468
                                                33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   4841                                22-3248703
(State or other jurisdiction of           (Primary Standard Industrial        (I.R.S. Employer Identification No.)
incorporation or organization)            Classification Code Number)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   4841                                22-3248702
(State or other jurisdiction of           (Primary Standard Industrial        (I.R.S. Employer Identification No.)
incorporation or organization)            Classification Code Number)

                               630 PALISADE AVENUE
                       ENGLEWOOD CLIFFS, NEW JERSEY 07632
                                 (201) 568-7720
               (Address, including Zip Code and telephone number,
        including area code, of registrants' principal executive offices)

INDICATE  BY CHECK MARK  WHETHER  THE  REGISTRANTS:  (1) HAVE FILED ALL  REPORTS
                   REQUIRED TO BE FILED BY SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES __X__ NO______

THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK OF HELICON CAPITAL CORP., AS OF AUGUST 11, 1996: 100.

- --------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY


                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                               PAGE
          ---------------------                                                                               ----

Unaudited Condensed Consolidated Balance Sheets as at December 31, 1995 and June 30, 1996                        3

Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month
periods ended June 30, 1995 and 1996                                                                             4

Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit for the
six-month period ended June 30, 1996                                                                             5

Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1996
                                                                                                                 6

Notes to Unaudited Condensed Consolidated Financial Statements                                             7 and 8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                     9  -  14



PART II.  OTHER INFORMATION
          -----------------

          None



Signature Page                                                                                                  15



                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

                      Condensed Consolidated Balance Sheets






                                            DECEMBER 31, 1995(a)  JUNE 30, 1996
                                            --------------------  -------------
                                                                    (UNAUDITED)
                                                                  -------------
ASSETS

Cash and cash equivalents                         $3,984,816      $5,387,554
Receivables from subscribers                         915,563         932,994
Prepaid expenses and other assets                    851,028         882,180
Property, plant and equipment, net                29,343,270      28,712,516
Intangible assets and deferred costs, net         25,843,688      23,866,518
                                                 -----------     -----------

          Total assets                           $60,938,365     $59,781,762
                                                 ===========     ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

     Accounts payable                             $2,795,738      $2,295,369
     Accrued expenses                                540,103         476,492
     Subscriptions received in advanced              393,024         448,675
     Accrued interest                              1,770,572       1,854,261
     Due to principal owner                        5,000,000       5,000,000
     Senior secured notes, net of
     unamortized discount of $1,778,684 in       113,221,316     114,273,183
     1995 and $726,817 in 1996
     Loans payable to bank                         2,050,000       2,313,889
     Other notes payable                           2,403,912       2,549,740
     Due to affiliates                               216,981         434,185
                                                 -----------     -----------

          Total liabilities                      128,391,646     129,645,794
                                                 -----------     -----------



Partners' deficit:

     Accumulated partners' deficit               (67,452,281)    (69,863,032)
     Less capital contribution receivable             (1,000)         (1,000)
                                                 -----------     -----------
        Total partners' deficit                  (67,453,281)    (69,864,032)
                                                 -----------     -----------
        Total liabilities and partners' deficit  $60,938,365     $59,781,762
                                                 ===========     ===========

(a) Balance Sheet at December 31, 1995 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

            Unaudited Condensed Consolidated Statements of Operations

         Three-Month and Six-Month Periods Ended June 30, 1995 and 1996




                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               1995                1996                1995                1996
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  8,836,969        $  9,552,425        $ 17,418,956        $ 18,872,174
                                                           ------------        ------------        ------------        ------------

Operating Expenses:
     Operating expenses                                       2,305,402           2,575,322           4,606,284           5,144,056
     General and administrative expenses                      1,473,135           1,499,384           2,898,999           2,942,417
     Marketing expenses                                         270,634             289,655             538,134             554,283
     Depreciation and amortization                            2,373,954           2,474,091           4,683,144           4,906,993
     Management fee charged by affiliate                        442,111             477,622             871,211             943,608
     Corporate and other expenses                                66,818              84,131             147,887             161,927
                                                           ------------        ------------        ------------        ------------
            Total operating expenses                          6,932,054           7,400,205          13,745,659          14,653,284
                                                           ------------        ------------        ------------        ------------

            Operating income                                  1,904,915           2,152,220           3,673,297           4,218,890

Interest expense                                             (3,262,817)         (3,377,895)         (6,415,560)         (6,730,672)
Interest income                                                  52,149              48,523             105,746             101,031
                                                           ------------        ------------        ------------        ------------

            Net loss                                       $ (1,305,753)       $ (1,177,152)       $ (2,636,517)       $ (2,410,751)
                                                           ============        ============        ============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                      Six-Month Period Ended June 30, 1996





                                                      Accumulated Partners' Deficit
                                                      -----------------------------
                                                                                                  Capital
                                                       General               Limited            Contribution
                                                       Partners              Partners             Receivable              Total
                                                     ------------          ------------          ------------          ------------
Balance at January 1, 1996                           $   (307,994)         $(67,144,287)         $     (1,000)         $(67,453,281)

Net Loss                                                  (24,108)           (2,386,643)                  -0-            (2,410,751)
                                                     ------------          ------------          ------------          ------------
Balance at June 30, 1996                             $   (332,102)         $(69,530,930)         $     (1,000)         $(69,864,032)
                                                     ============          ============          ============          ============



See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

            Unaudited Condensed Consolidated Statements of Cash Flows
                 Six-Month Periods Ended June 30, 1995 and 1996

                                                                                                      1995                 1996
                                                                                                   -----------          -----------
Cash flows from operating activities:
   Net loss                                                                                        $(2,636,517)         $(2,410,751)
                                                                                                   -----------          -----------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                                             4,683,144            4,906,993
           Gain on sale of equipment                                                                    (2,250)             (10,883)
           Amortization of debt discount                                                               945,296            1,051,867
           Change in operating assets and liabilities:
            Increase in receivables from subscribers                                                    (1,429)             (17,431)
            Decrease (increase) in prepaid expenses and other assets                                    86,779              (31,152)
            Decrease in accounts payable and accrued expenses                                         (298,699)            (563,980)
            (Decrease) increase in subscriptions received in advance                                   (20,525)              55,651
            Increase in accrued interest                                                                77,729               83,689
                                                                                                   -----------          -----------
                    Total adjustments                                                                5,470,045            5,474,754
                                                                                                   -----------          -----------
                    Net cash provided by operating activities                                        2,833,528            3,064,003
                                                                                                   -----------          -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                       (3,811,717)          (1,863,036)
   Proceeds from sales of equipment                                                                      2,250               12,456
   Cash paid for net assets of cable television systems                                               (350,000)                  --
   Cash paid for net assets of internet business acquired                                                   --              (40,000)
   Increase in intangible assets and defferred costs                                                  (171,834)             (21,385)
                                                                                                   -----------          -----------

                    Net cash used in investing activities                                           (4,331,301)          (1,911,965)
                                                                                                   -----------          -----------

Cash flows from financing activities:
   Proceeds from bank loans                                                                          1,650,000              400,000
   Repayment of bank loans                                                                                  --             (136,111)
   Repayment of other notes payable                                                                   (199,210)            (230,393)
   Advances to affiliates                                                                             (910,102)            (434,087)
   Repayments of advances to affiliates                                                                863,158              651,291
                                                                                                   -----------          -----------

                    Net cash provided by financing activities                                        1,403,846              250,700
                                                                                                   -----------          -----------

                    Net (decrease) increase in cash and cash equivalents                               (93,927)           1,402,738

Cash and cash equivalents at beginning of period                                                     4,405,397            3,984,816
                                                                                                   -----------          -----------
Cash and cash equivalents at end of period                                                         $ 4,311,470          $ 5,387,554
                                                                                                   ===========          ===========

Supplemental cash flow information:
   Interest paid                                                                                   $ 5,392,535          $ 5,595,116
                                                                                                   ===========          ===========
   Other non-cash items:
     Acquisition of property, plant and equipment through issuance of
       other notes payable                                                                         $    85,369          $   376,221
                                                                                                   ===========          ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1995 and 1996



(1)  Organization and Nature of Business

     The Helicon Group, L.P. (the "Partnership") was organized on August 10, 1993 under the laws of the State of Delaware to consolidate the ownership interests of Helicon Group Ltd. ("Helicon"); Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P., and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Partnership acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Partnership.

     The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire.

(2)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's consolidated financial position as at June 30, 1996, and their results of operations for the three-month and six-month periods ended June 30, 1995 and 1996 and cash flows for the six-month periods ended June 30, 1995 and 1996. Information included in the condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1995 Form 10-K.

     HCC had nominal assets as of June 30, 1996 and had no operations from the date of incorporation to June 30, 1996. All intercompany accounts have been eliminated in consolidation. The results of operations of the Partnership for the six-month periods ended June 30, 1995 and 1996 are not necessarily indicative of the results for a full year.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1995 and 1996



3)   Acquisitions

     On January 31, 1995, the Partnership acquired a cable television system, serving approximately 1,100 subscribers in the Vermont communities of Bradford, South Royalton and Chelsea. The aggregate purchase price was approximately $350,000.

     On March 22, 1996, the Partnership acquired the net assets of an internet access provider, serving approximately 350 customers in and around the area of Uniontown, Pennsylvania. The aggregate purchase price was approximately $40,000.

4)   Other Events

     On April 8, 1996, the existing limited partners of the Helicon Group, L.P. ("THGLP") exchanged (the "Exchange") their limited partnership interests in THGLP for all Class A Common Limited Partnership Interests and Preferred Partnership Interests in Helicon Partners I, L.P. ("HPI"). As a result of this Exchange, THGLP became 99% owned by HPI (HPI now owns all of the limited partnership interests in THGLP and Baum Investments, Inc. continues to be the general partner of THGLP and to own a 1.00% general partnership interest in TGHLP). The previous limited partners of the THGLP presently own 100% of the limited partner interests of HPI, subject to dilution upon exercise of the warrants described below.

     Also on April 8, 1996, HPI entered into a Securities Purchase Agreement and several other related agreements with certain investors pursuant to which HPI issued to such investors (i) $34,000,000 aggregate principal amount of 12% Subordinated Notes due April 1, 2004 and (ii) Warrants to purchase 24.191% of HPI's common limited partnership interests.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996

Management's Discussion and Analysis Oo Financial Condition and Results of Operations

General

     The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three and six months ended June 30, 1995 and 1996, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital, cash flows generated from operations and the availability of the 1994 Credit Facility will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

     Recent Cable Regulatory Developments. The Telecommunications Act of 1996, Public law 104-104, enacted on February 8, 1996 ("1996 Act") instituted sweeping changes in the telecommunications industries and has significantly increased the potential for competition to cable television, especially from telephone and electric utilities. The Act has terminated the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T and has eliminated the 1984 Cable Act codification of the FCC telephone cable/cross-ownership regulations. As a result, long-distance telephone companies such as AT&T, MCI and Sprint will be able to provide local exchange service, and the local exchange carriers, including the seven Regional Bell Operating Companies, GTE and the smaller independent telephone carriers, will be allowed to provide long-distance service. Telephone companies will be allowed to provide cable television service either as a franchised cable operator or as an unfranchised common carrier "open video service" provider.

     The 1996 Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable both inside and outside their telephone service areas either as common carrier OVS provider or as a fully franchised cable operator.

     The 1996 Act has also eliminated all state and local regulatory barriers to entry, including cable television company entry, into the telephone business. Any company or entity desiring to enter the telephone business may do so as a reseller of LEC services for which the Act requires the LEC to offer a bulk discount, as a facilities-based local exchange carrier interconnecting with the incumbent LEC's local loops, or as a partial facilities-based carrier interconnecting with various parts of the incumbent LEC's unbundled services. On August 1, 1996, the FCC adopted a 600 page order implementing regulations governing the minutia of LEC interconnection. These regulations are extremely complex and the Company has not yet had the opportunity to fully analyze them. The Company plans to make use of these interconnection regulations in order to enter the telephone business in its service areas.

     The Company anticipates that, over time, it will become subject to increasing competition from telephone companies, either directly as franchised operators or as OVS providers. It may also face increasing competition from electric utilities. This may have a material, but as yet undetermined, impact on the Company's operations.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996



     Although the 1996 Act eliminates the telephone/cable cross-ownership restrictions, it also contains a general prohibition on LEC acquisitions of cable systems. Cable operators are likewise generally prohibited from acquiring LEC systems, and joint ventures between cable operators and LEC's are also banned. There are certain exceptions for cable systems in rural areas and telephone exchanges and for small telephone companies.

     Under the 1996 Act the Company qualifies for small cable system status and is effectively rate deregulated. The 1996 Act immediately deregulates "small cable operators", those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and with less than 50,000 subscribers in the rate regulated franchise area. Where a system had only one tier of "basic" service as of December 31, 1994, it is immediately rate deregulated. Where it had a "basic" tier and an upper "CPS" tier, the CPS tier is immediately rate deregulated. The Company has a CPS tier only on its Vermont system. Moreover, the rates for that system are governed by a Social Contract entered into among the Company and the State of Vermont. The 1996 Act does not disturb existing or pending rate inquiries.

     The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. The FCC retains jurisdiction to investigate complaints of "predatory pricing". It eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions. In addition to the elimination of the telephone/cable cross-ownership restrictions the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

     The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those "safe harbor" hours of the day when children are unlikely to view the programming. The FCC adopted interim rules defining the "safe harbor" to be between 10:00 PM to 6:00 AM. These provisions of the 1996 Act have been stayed by the Federal District Court in Delaware pending a decision as to their constitutionality.

     The 1996 Act introduces several changes to the regulation of cable pole attachments that could have an effect on the Company. The FCC is directed to establish a new formula for poles used by cable operators which will result in higher pole rental rates. Any increases pursuant to this formula may not begin for 5 years and will be phased in over a 5 year period thereafter. This new FCC formula does not apply in states which certify they regulate pole rents. The states of Vermont and Louisiana, in which the Partnership conducts operations, have certified to regulate pole attachment rates. The 1996 Act also requires pole owners to impute pole rentals to themselves if they offer telecommunications or cable services. Additionally, cable operators need not pay for future "makeready" on poles currently used if the makeready is required to accommodate the attachments of another user, including the pole owner.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996

     The FCC has adopted numerous regulations implementing these statutory provisions and will continue with adoption of implementing regulations for the next several months. All these regulations are subject to requests for reconsideration or clarification. The Company is unable at this time to assess the full impact of those regulations on its operations.

Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

     Revenues. Revenues increased $1,453,218 or 8.3% to $18,872,174. The increase in revenues was primarily attributed to increase in basic service rates, internal subscriber growth, new revenues from the Sega Game Channel and the Internet Service which was acquired on March 22, 1996 and strong growth in advertising revenue. The average monthly revenue per basic cable subscriber increased from $33.68 in the 1995 period to $35.95 in the 1996 period. The $2.27 increase in revenue per basic cable subscriber reflected primarily i) an increase of $1.94 in basic revenues; ii) an increase of $.30 due to the Sega Game Channel; iii) an increase of $.09 in advertising revenue; iv) a decrease of $.13 in premium subscription revenue; and v) an increase of $.07 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $597,339 or 7.4% to $8,640,756. Approximately 40% of this increase reflected additional expenses for new and expanded programming services; including the Sega Game Channel and costs related to the new Internet Service. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses decreased from 46.2% to 45.8% in the 1996 period.

     Depreciation and Amortization. Depreciation and amortization expenses increased $223,849 or 4.8% to $4,906,993, primarily as a result of $222,713 higher depreciation charges relating to capital expenditures made in 1995 and 1996. Amortization expense in the 1996 period approximated the amortization expense of the 1995 period.

     Management Fee Charged by Affiliate. Management fee expenses increased $72,397 or 8.3% to $943,608 consistent with the increase in revenues.

     Corporate and other expenses. Corporate and other expenses increased $14,040 or 9.5% to $161,927 primarily due to the timing of certain professional fees.

     Operating Income. Operating income for the six months ended June 30, 1996 increased $545,593 or 14.9% to $4,218,890 from the $3,673,297 operating income in the comparable 1995 period. The improvement in operating results was due to increased profits on higher revenues.

     Interest Expense. Interest expense increased $315,112 or 4.9% to $6,730,672 primarily as a result of the payment of interest on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes, higher non-cash interest expense related to the amortization of the original issue discount on the Senior Secured Notes and borrowing under the 1994 Credit Facility.

     Interest Income. Interest income decreased $4,715 to $101,031 primarily due to lower cash balances.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

     Revenues. Revenues increased $715,456 or 8.1% to $9,552,425. The increase in revenues was primarily attributed to increase in basic service rates, new revenues from the Sega Game Channel and the Internet Service which was acquired on March 22, 1996 and strong growth in advertising revenue. The average monthly revenue per basic cable subscriber increased from $33.93 in the 1995 period to $36.33 in the 1996 period. The $2.40 increase in revenue per basic cable subscriber reflected primarily i) an increase of $1.97 in basic revenues; ii) an increase of $.28 due to the Sega Game Channel; iii) an increase of $.11 in advertising revenue; iv) a decrease of $.09 in premium subscription revenue; and
v) an increase of $.13 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $315,190 or 7.8% to $4,364,361. Approximately half of this increase reflected additional expenses for new and expanded programming services, including the Sega Game Channel and costs related to the new Internet Service. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses decreased from 45.8% in the 1995 period to 45.7% in the 1996 period.

     Depreciation and Amortization. Depreciation and amortization expenses increased $100,137 or 4.2% to $2,474,091, primarily as a result of $99,476 higher depreciation charges relating to capital expenditures made in 1995 and 1996. Amortization expense in the 1996 period approximated the amortization expense of the 1995 period.

     Management Fee Charged by Affiliate. Management fee expenses increased $35,511 or 8.1% to $477,622 consistent with the increase in revenues.

     Corporate and Other Expenses. Corporate and other expenses increased $17,313 or 25.9% to $84,131 primarily due to the timing of certain professional fees.

     Operating Income. Operating income for the three months ended June 30, 1996 increased $247,305 or 13.0% to $2,152,220 from the $1,904,915 operating income in the comparable 1995 period. The improvement in operating results was primarily due to increased profits on higher revenues.

     Interest Expense. Interest expense increased $115,078 or 3.5% to $3,377,895 primarily as a result of the payment of interest on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes, higher non-cash interest related to the amortization of the original issue discount on the Senior Secured Notes and borrowing under the 1994 Credit Facility.

     Interest Income. Interest income decreased $3,626 to $48,523 primarily due to lower cash balances.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996


Liquidity and Capital Resources

     The cable television business requires substantial financing for construction, expansion and maintenance of plant and for acquisitions. The Partnership has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities.

     The Partnership operates at low and sometimes negative working capital levels. This is primarily due to accounts payable balances which often include significant amounts for capital expenditures. Currently, such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment and borrowings under the 1994 Credit Facility.

     Cash flows provided by operating activities amounted to $2,833,528 for the six months ended June 30, 1995 compared to $3,064,003 net cash provided by operating activities in the six months ended June 30, 1996. The improvement in cash generated from operations in the 1996 period compared to the 1995 period resulted primarily from increased revenues that were in excess of the increases in cash operating costs.

     Net cash used in investing activities amounted to $4,331,301 and $1,911,965 for the six-months ended June 30, 1995 and 1996, respectively, and included the following:

o In the 1995 period, the Partnership incurred $3,811,717 in capital expenditures related to the expansion and rebuilding of the Systems, paid $350,000 in connection with the acquisition of the property, plant and equipment and intangibles of an adjacent cable television system and incurred $171,834 in other deferred costs.

o In the 1996 period, the Partnership incurred $1,863,036 in capital expenditures related to the expansion and rebuilding of the Systems, paid $40,000 in connection with the acquisition of equipment and intangibles of an internet access provider and incurred $21,385 in other deferred costs.

     Net cash provided by financing activities amounted to $1,403,846 and $250,700 for the six-months ended June 30, 1995 and 1996, respectively, which included the following:

o In the 1995 and 1996 period, the Partnership borrowed $1,650,000 and $400,000, respectively, under the 1994 Credit Facility. Beginning in June 1996, the Partnership paid the first installment of $136,111 against the amount outstanding under the 1994 Credit Facility.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1995 AND 1996

o In the 1995 and 1996 period, the Partnership made repayments of notes payable in the amounts of $199,210 and $230,393, respectively, which represented principal repayments under the Partnership's equipment credit facilities.

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

     Credit Agreements of the Partnership. On June 30, 1996, the Partnership had cash and cash equivalents of $5,387,554 and the following credit arrangements:
(i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) $1,683,276 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iii) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (iv) the 1994 Credit Facility with a bank which consisted of a $2,500,000 three year term loan facility, with a $2,313,889 balance outstanding, and a $2,500,000 one-year line of credit facility bearing interest at Prime Plus 1.5%, none of which was oustanding, secured by all the assets of the Company, (on June 28, 1996, the 1994 Credit Facility was amended and extended until May 31, 1997); (v) $125,000 of Prime Subordinated Notes due July 31, 1997 in favor of a non affiliated third party pursuant to a Non-Negotiable Subordinated Promissory Note; and (vi) $741,464 of certain other equipment credit facilities with various due dates not exceeding four years.

     The Partnership believes that available working capital, cash flows generated from operations and the availability of the 1994 Credit Facility will be sufficient to allow it to meet its planned capital expenditures and meet its debt obligations and cover its other short and long-term liquidity needs. Also, while the Partnership presently sees no reason to do so, it could adjust scheduled capital expenditures if the Partnership's liquidity position so warrants.

Inflation

     Certain of the Partnership's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 1996                THE HELICON GROUP, L.P.
                                       (Registrant)


                                       By:   /s/ Herbert J. Roberts
                                             -----------------------------------
                                       Name:  Herbert J. Roberts
                                       Title: Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                       HELICON CAPITAL CORP.
                                       Name:  Herbert J. Roberts


Dated:  August 10, 1996                By:   /s/ Herbert J. Roberts
                                             -----------------------------------
                                       Name:  Herbert J. Roberts
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)