Form 10-Q
period 1996-09-30
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1996-11-14
CIK 915767, 915772

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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
(State or other jurisdiction of      (Primary Standard Industrial       (I.R.S. Employer
incorporation or organization)        Classification Code Number       Identification No.)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                               4841                       22-3248702
(State or other jurisdiction of      (Primary Standard Industrial       (I.R.S. Employer
incorporation or organization)        Classification Code Number       Identification No.)

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

                                  Yes  X   No______

The number of shares outstanding of the common stock of Helicon Capital Corp., as of November 8, 1996: 100.

--------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY


                                      INDEX



PART I.     FINANCIAL INFORMATION                                         PAGE
            ---------------------                                         ----

Unaudited Condensed Consolidated Balance Sheets as
at December 31, 1995 and September 30, 1996                                 3

Unaudited Condensed Consolidated Statements of Operations for the
three-month and nine-month periods ended September 30, 1995 and 1996        4

Unaudited Condensed Consolidated Statement of Changes in Partners'
Deficit for the nine-month period ended September 30, 1996                  5

Unaudited Condensed Consolidated Statements of Cash Flows for the
nine-month periods ended September 30, 1995 and 1996                        6

Notes to Unaudited Condensed Consolidated Financial Statements        7 and 8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                  9 - 14



PART II.    OTHER INFORMATION
            -----------------

            None



Signature Page                                                             15

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

                      Condensed Consolidated Balance Sheets

                                                                December 31,     September 30,
                                                                     1995(a)             1996
                                                               -------------    -------------
                                                                                 (Unaudited)
ASSETS

Cash and cash equivalents                                      $   3,984,816    $   7,792,045
Receivables from subscribers                                         915,563          704,801
Prepaid expenses and other assets                                    851,028        1,121,173
Property, plant and equipment, net                                29,343,270       28,573,084
Intangible assets and deferred costs, net                         25,843,688       22,861,539
                                                               -------------    -------------
                   Total assets                                $  60,938,365    $  61,052,642
                                                               =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

        Accounts payable                                       $   2,795,738    $   2,263,595
        Accrued expenses                                             540,103          340,500
        Subscriptions received in advanced                           393,024          481,386
        Accrued interest                                           1,770,572        4,315,629
        Due to principal owner                                     5,000,000        5,000,000
        Senior secured notes, net of unamortized discount of
        $1,778,684 in 1995 and $181,720 in 1996                  113,221,316      114,818,280
        Loans payable to bank                                      2,050,000        1,905,556
        Other notes payable                                        2,403,912        2,692,187
        Due to affiliates                                            216,981          375,851
                                                               -------------    -------------
                   Total liabilities                             128,391,646      132,192,984
                                                               -------------    -------------


Partners' deficit:

     Accumulated partners' deficit                               (67,452,281)     (71,139,342)
     Less capital contribution receivable                             (1,000)          (1,000)
                                                               -------------    -------------
                   Total partners' deficit                       (67,453,281)     (71,140,342)
                                                               -------------    -------------
                   Total liabilities and partners' deficit     $  60,938,365    $  61,052,642
                                                               =============    =============


(a) Balance Sheet at December 31, 1995 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

            Unaudited Condensed Consolidated Statements of Operations

      Three-Month and Nine-Month Periods Ended September 30, 1995 and 1996

                                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                                               1995                1996                1995                1996
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  8,811,737        $  9,440,447        $ 26,230,693        $ 28,312,621
                                                           ------------        ------------        ------------        ------------
Operating Expenses:
     Operating expenses                                       2,391,453           2,553,745           6,997,737           7,697,801
     General and administrative expenses                      1,250,974           1,521,675           4,149,973           4,464,092
     Marketing expenses                                         232,268             243,523             770,402             797,806
     Depreciation and amortization                            2,426,478           2,516,575           7,109,622           7,423,568
     Management fee charged by  affiliate                       440,319             471,985           1,311,530           1,415,593
     Corporate and other expenses                                84,054              87,871             231,941             249,798
                                                           ------------        ------------        ------------        ------------
            Total operating expenses                          6,825,546           7,395,374          20,571,205          22,048,658
                                                           ------------        ------------        ------------        ------------

            Operating  income                                 1,986,191           2,045,073           5,659,488           6,263,963

Interest expense                                             (3,236,899)         (3,379,126)         (9,652,459)        (10,109,798)
Interest income                                                  59,498              57,743             165,244             158,774
                                                           ------------        ------------        ------------        ------------

            Net loss                                       $ (1,191,210)       $ (1,276,310)       $ (3,827,727)       $ (3,687,061)
                                                           ============        ============        ============        ============


See accompanying notes to unaudited condensed consolidated financial statements

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                   Nine-Month Period Ended September 30, 1996

                               Accumulated Partners' Deficit
                               -----------------------------
                                                                  Capital
                                   General        Limited       Contribution
                                   Partners       Partners       Receivable        Total
                                ------------    ------------    ------------    ------------
Balance at January 1, 1996      $   (307,994)   $(67,144,287)   $     (1,000)   $(67,453,281)

Net Loss                             (36,871)     (3,650,190)           -0-       (3,687,061)
                                ------------    ------------    ------------    ------------

Balance at September 30, 1996   $   (344,865)   $(70,794,477)   $     (1,000)   $(71,140,342)
                                ============    ============    ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

            Unaudited Condensed Consolidated Statements of Cash Flows
              Nine-Month Periods Ended September 30, 1995 and 1996

                                                                                                     1995                  1996
                                                                                                 ------------          ------------
Cash flows from operating activities:
   Net loss                                                                                      $ (3,827,727)         $ (3,687,061)
                                                                                                 ------------          ------------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                                            7,109,622             7,423,568
           Gain on sale of equipment                                                                   (6,450)              (16,575)
            Interest on other notes payable added to principal                                        153,025               168,328
           Amortization of debt discount                                                            1,435,196             1,596,964
           Change in operating assets and liabilities:
                (Increase) decrease in receivables from subscribers                                  (264,324)              210,762
                Increase in prepaid expenses and other assets                                         (37,435)             (270,145)
                Decrease in accounts payable and accrued expenses                                    (790,568)             (731,746)
                Increase in subscriptions received in advance                                         161,843                88,362
                Increase in accrued interest                                                        2,548,659             2,545,057
                                                                                                 ------------          ------------
                        Total adjustments                                                          10,309,568            11,014,575
                                                                                                 ------------          ------------
                        Net cash provided by operating activities                                   6,481,841             7,327,514
                                                                                                 ------------          ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                      (5,313,354)           (3,134,827)
   Proceeds from sales of equipment                                                                     6,450                18,147
   Cash paid for net assets of cable television systems                                              (350,000)                 --
   Cash paid for net assets of internet business acquired                                                --                 (40,000)
   Increase in intangible assets and deferred costs                                                  (380,615)              (30,405)
                                                                                                 ------------          ------------

                        Net cash used in investing activities                                      (6,037,519)           (3,187,085)
                                                                                                 ------------          ------------

Cash flows from financing activities:
   Proceeds from bank loans                                                                         1,650,000               400,000
   Repayment of bank loans                                                                               --                (544,444)
   Repayment of other notes payable                                                                  (313,254)             (347,626)
   Advances to affiliates                                                                          (1,317,392)           (1,021,580)
   Repayments of advances to affiliates                                                             1,067,898             1,180,450
                                                                                                 ------------          ------------

                        Net cash provided (used) by financing activities                            1,087,252              (333,200)
                                                                                                 ------------          ------------

                        Net increase in cash and cash equivalents                                   1,531,574             3,807,229

Cash and cash equivalents at beginning of period                                                    4,405,397             3,984,816
                                                                                                 ------------          ------------
Cash and cash equivalents at end of period                                                       $  5,936,971          $  7,792,045
                                                                                                 ============          ============

Supplemental cash flow information:
   Interest paid                                                                                 $  5,515,579          $  5,799,449
                                                                                                 ============          ============
   Other non-cash items:
     Acquisition of property, plant and equipment through issuance of
       other notes payable                                                                       $    125,064          $    467,573
                                                                                                 ============          ============


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 1995 and 1996



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

     The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire.

(2)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's consolidated financial position as at September 30, 1996, and their results of operations for the three-month and nine-month periods ended September 30, 1995 and 1996 and cash flows for the nine-month periods ended September 30, 1995 and 1996. Information included in the condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1995 Form 10-K.

     HCC had nominal assets as of September 30, 1996 and had no operations from the date of incorporation to September 30, 1996. All intercompany accounts have been eliminated in consolidation. The results of operations of the Partnership for the nine-month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results for a full year.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 1995 and 1996



3)   Acquisitions

     On January 31, 1995, the Partnership acquired a cable television system, serving approximately 1,100 subscribers in the Vermont communities of Bradford, South Royalton and Chelsea. The aggregate purchase price was approximately $350,000.

     On March 22, 1996, the Partnership acquired the net assets of a telephone dial-up internet access provider, serving approximately 350 customers in and around the area of Uniontown, Pennsylvania. The aggregate purchase price was approximately $40,000.

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

     In April 1996, HPI formed HPI Acquisition Co., LLC ("HPIAC") a Delaware limited liability company. HPIAC was formed to use the proceeds of the 12% Subordinated Notes and the Warrants and borrowings under HPIAC's $85.0 million line of credit to acquire interests in cable television systems. To date HPIAC has acquired three cable television systems serving approximately 26,000 subscribers in Tennessee and Georgia.

     In April 1996, THGLP acquired a 1% interest in HPIAC for $1,000. THGLP's equity in HPIAC's net loss to date is not material.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                           SEPTEMBER 30, 1995 AND 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Helicon Group, L.P. (the "Partnership" or "Company") incurred a net loss for the three and nine months ended September 30, 1995 and 1996, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital, cash flows generated from operations and the availability of the 1994 Credit Facility will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

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

     Telephone companies will be allowed to provide cable television service either as a franchised cable operator or as an unfranchised common carrier "open video service" ("OVS") provider. The 1996 Act allows telephone company direct ownership of franchised cable systems by repealing the telephone company-cable television cross-ownership ban. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable companies both inside and outside their telephone service areas either as a common carrier OVS provider or as a franchised cable operator.

     The 1996 Act attempts to eliminate all state and local regulatory barriers to entry, including cable television company entry, into the telephone business. Any company or entity desiring to enter the telephone business may do so as a reseller of LEC services for which the Act requires the LEC to offer a bulk discount, as a facilities-based local exchange carrier interconnecting with the incumbent LEC's local loops, or as a partial facilities-based carrier interconnecting with various parts of the incumbent LEC's unbundled services. On August 1, 1996, the FCC adopted a 668 page order establishing regulations governing the terms and conditions of resale, interconnection and access to unbundled services ("Interconnection Order" ). The Company is currently analyzing these complex regulations to assess potential opportunities for the Company to enter into competitive telephony in its service areas.

     Numerous parties have sought judicial review of certain regulations promulgated by the Interconnection Order. On October 15, 1996, the 8th Circuit Court of Appeals stayed certain pricing regulations pending judicial review of the Interconnection Order. The stay leaves the establishment of interconnection and resale rates, terms and conditions between the parties, subject to state public utility commission arbitration. On October 24, 1996, the FCC and the Solicitor General of the United States commenced proceedings seeking reversal of the stay by the United States Supreme Court.

     The Company anticipates that, over time, it will become subject to increasing competition for the provision of video programming from telephone companies. It may also face increasing competition from electric utilities, as evidenced by the FCC's September 19, 1996 order permitting registered public utility holding companies to enter the telecommunications industry without prior Securities and Exchange Commission approval. This may have a material, but as yet undetermined, impact on the Company's operations.

     Although the 1996 Act eliminates the telephone/cable cross-ownership restrictions, it also contains a general prohibition on LEC acquisitions of cable systems located within the LEC's local service area. Cable operators are likewise generally prohibited from acquiring LEC systems, and joint ventures between cable operators and LEC's, within the same service areas, are also banned. There are certain exceptions for cable systems in rural areas and telephone exchanges and for small telephone companies.

     Under the 1996 Act, the Company qualifies for small cable system status and is rate deregulated in most jurisdictions. The 1996 Act deregulated certain rates of "small cable operators" as of February 8, 1996. A "small cable operator" has fewer than approximately 617,000 subscribers and is not "affiliated" with any entity having more than $250 million in gross annual revenues. The FCC has adopted a temporary affiliation standard and is working on a more definitive standard. To qualify for rate deregulation, the system must have 50,000 or fewer subscribers in a particular franchise area. Where a qualified system has only one tier of service (i.e., "basic") as of December 31, 1994, the 1996 Act deregulated all rates, including installation and customer premises equipment rates, on February 8, 1996. Where it had a "basic"tier and an upper "CPS" tier, the CPS tier rate was similarly deregulated on February 8, 1996. Only the Company's Vermont system has a CPS tier. A social contract entered into by the Company and the State of Vermont govern those rates, however, the 1996 Act does not disturb existing or pending rate inquiries.

     The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. The FCC retains jurisdiction to investigate complaints of "predatory pricing". Further, the FCC has recently adopted rules permitting an operator to equalize rates over various geographic areas on a revenue neutral basis.

     The 1996 Act eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many Satellite Master Antenna Television ("SMATV") and Multi-Channel, Multi-Point Distribution Service ("MMDS") providers of cable service from the FCC's cable regulations and restrictions. In addition to the elimination of the telephone/cable cross-ownership restrictions the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

     The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those "safe harbor" hours of the day when children are unlikely to view the programming. The FCC adopted interim rules defining the "safe harbor" to be between 10:00 PM to 6:00 AM. These provisions of the 1996 Act have been stayed by the Federal District Court in Delaware pending a decision as to their constitutionality. The United States Supreme Court struck down two other provisions. An operator is no longer required to block, scramble and segregate certain adult oriented leased access programming. Operators are also not permitted to exercise editorial control over public education and government access programming depicting nudity, sexually explicit or indecent programming.

     The 1996 Act introduces several changes to the regulation of cable pole attachments that could have an effect on the Company. The FCC is directed to establish a new formula for poles used by cable operators which will result in higher pole rental rates. Any increases pursuant to this formula may not begin for 5 years and will be phased in over a 5 year period thereafter. This new FCC formula does not apply in states which certify that they regulate pole rents. The states of Vermont and Louisiana, in which the Partnership conducts operations, have certified to regulate pole attachment rates. The 1996 Act also requires pole owners to impute pole rentals to themselves if they offer telecommunications or cable services. Additionally, cable operators need not pay for future "makeready" on poles currently used if the makeready is required to accommodate the attachments of another user, including the pole owner.

     The FCC has adopted numerous regulations implementing these statutory provisions and will continue with adoption of implementing regulations through at least the end of 1996. All these regulations are subject to requests for reconsideration or clarification. The Company is unable at this time to assess the full impact of those regulations on its operations.

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

     Revenues. Revenues increased $2,081,928 or 7.9% to $28,312,621. The increase in revenues was primarily attributed to increase in basic service rates, internal subscriber growth, revenues from the new program services and a non-cable internet service which was acquired on March 22, 1996 and strong growth in advertising revenue. The average monthly cable revenue per basic subscriber increased from $33.83 in the 1995 period to $35.88 in the 1996 period. The $2.05 increase in cable revenue per basic subscriber reflected primarily i) an increase of $1.78 in basic revenues; ii) an increase of $.28 in new program services; iii) an increase of $.08 in advertising revenue; iv) a decrease of $.12 in premium subscription revenue; and v) an increase of $.03 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $1,041,587 or 8.7% to $12,959,699. Approximately half of this increase reflected additional expenses for new and expanded programming services; including costs related to a non-cable internet service. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.4% to 45.8% in the 1996 period.

     Depreciation and Amortization. Depreciation and amortization expenses increased $313,946 or 4.4% to $7,423,568, primarily as a result of $318,761 higher depreciation charges relating to capital expenditures made in 1995 and 1996. Amortization expense in the 1996 period approximated the amortization expense of the 1995 period.

     Management Fee Charged by Affiliate. Management fee expenses increased $104,063 or 7.9% to $1,415,593 consistent with the increase in revenues.

     Corporate and other expenses. Corporate and other expenses increased $17,857 or 7.7% to $249,798 primarily due to the timing of certain professional fees.

     Operating Income. Operating income for the nine months ended September 30, 1996 increased $604,475 or 10.7% to $6,263,963 from the $5,659,488 operating income in the comparable 1995 period. The improvement in operating results was due to increased profits on higher cable revenues.

     Interest Expense. Interest expense increased $457,339 or 4.7% to $10,109,798 primarily as a result of the payment of interest on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes, higher non-cash interest expense related to the amortization of the original issue discount on the Senior Secured Notes and borrowing under the 1994 Credit Facility.

     Interest Income. Interest income decreased $6,470 or 3.9% to $158,774.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Revenues. Revenues increased $628,710 or 7.1% to $9,440,447. The increase in revenues was primarily attributed to increase in basic service rates, revenues from new program services and a non-cable internet service which was acquired on March 22, 1996. The average monthly cable revenue per basic subscriber increased from $33.87 in the 1995 period to $35.91 in the 1996 period. The $2.04 increase in cable revenue per basic subscriber reflected primarily i) an increase of $1.78 in basic revenues; ii) an increase of $.23 in new program services; iii) an increase of $.07 in advertising revenue; iv) a decrease of $.05 in premium subscription revenue; and v) an increase of $.01 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $444,248 or 11.5% to $4,318,943. Approximately half of this increase reflected additional expenses for new and expanded programming services and costs related to the new non-cable internet service. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 44.0% in the 1995 period to 45.7% in the 1996 period.

     Depreciation and Amortization. Depreciation and amortization expenses increased $90,097or 3.7% to $2,516,575, primarily as a result of $96,048 higher depreciation charges relating to capital expenditures made in 1995 and 1996. Amortization expense in the 1996 period approximated the amortization expense of the 1995 period.

     Management Fee Charged by Affiliate. Management fee expenses increased $31,666 or 7.1% to $471,985 consistent with the increase in revenues.

     Corporate and Other Expenses. Corporate and other expenses increased $3,817 or 4.5% to $87,871 primarily due to the timing of certain professional fees.

     Operating Income. Operating income for the three months ended September 30, 1996 increased $58,882 or 3.0% to $2,045,073 from the $1,986,191 operating income in the comparable 1995 period. The improvement in operating results was primarily due to increased profits on higher cable revenues which were offset in part by expenses incurred in launching a new non-cable internet service.

     Interest Expense. Interest expense increased $142,227 or 4.4% to $3,379,126 primarily as a result of the payment of interest on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes, higher non-cash interest related to the amortization of the original issue discount on the Senior Secured Notes and borrowing under the 1994 Credit Facility.

     Interest Income. Interest income decreased $1,755 or 2.9% to $57,743.

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

     Cash flows provided by operating activities amounted to $6,481,841 for the nine months ended September 30, 1995 compared to $7,327,514 net cash provided by operating activities in the nine months ended September 30, 1996. The improvement in cash generated from operations in the 1996 period compared to the 1995 period resulted primarily from increased revenues that were in excess of the increases in cash operating costs.

     Net cash used in investing activities amounted to $6,037,519 and $3,187,085 for the nine-months ended September 30, 1995 and 1996, respectively, and included the following:

o In the 1995 period, the Partnership incurred $5,313,354 in capital expenditures related to the expansion and rebuilding of the Systems, paid $350,000 in connection with the acquisition of the property, plant and equipment and intangibles of an adjacent cable television system and incurred $380,615 in other deferred costs.

o In the 1996 period, the Partnership incurred $3,134,827 in capital expenditures related to the expansion and rebuilding of the Systems, paid $40,000 in connection with the acquisition of equipment and intangibles of a telephone dial-up internet access provider and incurred $30,405 in other deferred costs.

     Net cash provided by financing activities amounted to $1,087,252 for the nine-months ended September 30, 1995 compared to $333,200 cash used by financing activities for the nine-months ended September 30, 1996, which included the following:

o In the 1995 and 1996 period, the Partnership borrowed $1,650,000 and $400,000, respectively, under the 1994 Credit Facility. Beginning in June 1996, the Partnership paid installments totaling $544,444 against the amount outstanding under the 1994 Credit Facility.

o In the 1995 and 1996 period, the Partnership made repayments of notes payable in the amounts of $313,254 and $347,626, respectively, which represented principal repayments under the Partnership's equipment credit facilities.

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

      Credit Agreements of the Partnership. On September 30, 1996, the Partnership had cash and cash equivalents of $7,792,045 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) $1,851,604 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iii) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (iv) the 1994 Credit Facility with a bank which consisted of a $2,500,000 three year term loan facility, with a $1,905,556 balance outstanding, and a $2,500,000 one-year line of credit facility bearing interest at Prime Plus 1.5%, none of which was oustanding, secured by all the assets of the Company, (on June 28, 1996, the 1994 Credit Facility was amended and extended until May 31, 1997); (v) $100,000 Prime Subordinated Notes due July 31, 1997 in favor of a non affiliated third party; and (vi) $740,583 of certain other equipment credit facilities with various due dates not exceeding four years.

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


Dated:  November 11, 1996                   THE HELICON GROUP, L.P.
                                           (Registrant)


                                           By:  /s/  Herbert J. Roberts
                                                -------------------------
                                           Name:  Herbert J. Roberts
                                           Title: Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)


                                           HELICON CAPITAL CORP.
                                           Name:  Herbert J. Roberts


Dated:  November 11, 1996                  By:  /s/  Herbert J. Roberts
                                                -------------------------
                                           Name: Herbert J. Roberts
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)