Form 10-K405
period 1996-12-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1997-03-31
CIK 915767, 915772

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996                 Commission File
                                                                   No.
                                                            33-72468
                                                            33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                       4841
(State or other jurisdiction of             (Primary Standard Industrial
incorporation or organization)              Classification Code Number)

            22-3248703
(I.R.S. Employer Identification No.)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                       4841
(State or other jurisdiction of             (Primary Standard Industrial
incorporation or organization)              Classification Code Number)

            22-3248702
(I.R.S. Employer Identification No.)

                               630 Palisade Avenue
                       Englewood Cliffs, New Jersey 07632
                                 (201) 568-7720
               (Address, including Zip Code and telephone number,
        including area code, of registrants' principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrants: Not applicable.

     The number of shares outstanding of the common stock of Helicon Capital Corp.,as of March 31, 1997:100

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Registration Statement No. 33-72468 on Form S-4 effective, February 3, 1994

--------------------------------------------------------------------------------


                                Page 1 of ______
                       Exhibit Index appears on page 40

                                TABLE OF CONTENTS
                                    FORM 10-K

PART I                                                                      PAGE
                                                                            ----

ITEM 1.  BUSINESS                                                              3
ITEM 2.  PROPERTIES                                                           20
ITEM 3.  LEGAL PROCEEDINGS                                                    21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  21
ITEM 6.  SELECTED FINANCIAL DATA                                              22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          32
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  32

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   33
ITEM 11. EXECUTIVE COMPENSATION                                               35
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                       37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       38

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                                  39

SIGNATURES


                                  Page 2 of ___

PART I

ITEM 1. BUSINESS
General

     The Helicon Group, L.P. ("THGLP" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the state of Delaware to consolidate the ownership interests of Helicon Group, Ltd. ("Helicon"), Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P. and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Company acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Company. The Company operates under the name "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware corporation, which is 100% owned by Mr. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. (HPI) and 1% owned by the Baum Investments, Inc., the general partner, (See "Certain Relationships and Related Transactions" section). The Company is managed by Helicon Corp., an affiliated management company.

     Helicon Capital Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, was formed solely to be an co-issuer along with the Company of $115,000,000 aggregate principal amount of 11% Senior Secured Notes (the "Senior Secured Notes"). Helicon Capital Corp. had nominal assets as of December 31, 1995 and 1996 and had no operations from the date of incorporation to December 31, 1996.

     Helicon Telephone Co., a Delaware corporation, is a wholly owned subsidiary and Helicon Telephone Pennsylvania, LLC, a Pennsylvania limited liability company, is a 99% owned subsidiary of the Company. Such subsidiaries, along with certain other 99% owned limited liability companies which have not yet commenced operations, were formed for the purpose of providing local exchange, intrastate and interstate telecommunications services. As of December 31, 1996, Helicon Telephone Co. , Helicon Telephone Pennsylvania, LLC, and the other 99% owned limited liability companies had nominal assets and had no operations from the dates of incorporation to December 31, 1996. On December 16, 1996, Helicon Telephone Company, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company.

     The Company operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire (the "Systems"). At December 31, 1996, the Company's cable television systems passed approximately 117,221 homes with 87,496 subscribers (customers). The Company has typically established itself in a state through a large acquisition and has added to the initially acquired system through acquisitions of nearby systems and line extensions. In addition to acquisitions of systems in the ordinary course of its business, the Company acquired large groups of subscribers in 1989 in Terrebonne and LaFourche, Louisiana and in 1992 in Barre and St. Johnsbury, Vermont and Haverhill, New Hampshire.

     Helicon Corp. is responsible for the day-to-day management of the Systems pursuant to an existing management agreement. Helicon Corp. is owned and


                                 Page 3 of _____
controlled by Mr. Theodore Baum. Management fees relating to the Systems are payable monthly in an amount equal to five percent (5%) of gross revenues from the operation of the Systems subject to certain limitations.

     A cable television system receives television, radio and data signals at the system's "headend" site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to deliver a wide variety of channels of television programming, primarily entertainment and informational video programming to the homes of subscribers who pay fees for this service generally on a monthly basis. A cable television system may also originate its own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time.

     The Company's Systems offer customers various levels of cable services consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of television signals from so-called "super stations," numerous satellite-delivered, non-broadcast channels, programming originated locally by the respective cable television system and informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, the Systems also offer "premium" television services to their customers. For an additional event charge, the Systems offer pay-per-view services consisting of recently released movies and special events including boxing and wrestling matches, other sporting events and concerts.

     A customer generally pays an initial installation charge and fixed monthly fees for basic, premium and new product tier ("NPT") television services and for other services (such as the rental of converters or other equipment). Such monthly service fees constitute the primary source of revenues for the Systems. The Systems currently offer customers various levels of cable television services consisting of a combination of broadcast television signals and satellite television signals.

     The service options offered by the Company vary from System to System, depending upon a System's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected. Since September 1, 1993, when the Federal Communications Commission (the "FCC") rate regulation commenced, each of the Systems, except the Vermont System, has offered customers both broadcast services and satellite ("cable programming") services as its basic package, and super-stations and other satellite services on a new programming service tier basis, as well as several premium services. The Vermont System offers both a broadcast basic, an expanded level of basic with only satellite services, an NPT tier package, as well as several premium services. Each channel within an NPT package is also available on an individual a la carte basis.

     For an extra monthly charge, the Systems offer "premium" television services to their customers. These services (such as HBO(R), Cinemax(R), Showtime(R), The Movie Channel(R), The Disney Channel(R) and regional sports networks) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. Approximately eighty-eight percent of the subscribers are offered pay-per-view ("PPV") which allow them to purchase current release movies (after theatrical distribution) and


                                 Page 4 of ___
other top, live sporting events (primarily boxing and wrestling matches) and concerts. The Systems receive additional fees from customers for such PPV programming, the Sega Game Channel and also from the sale of available advertising spots on advertiser-supported satellite channels. The Systems also offer home shopping services to their customers, and the Systems share in the revenues from sales of products in the Systems' service areas.

     In recent years, the Company has begun to install converters in the Systems that can be "addressed" by sending coded signals from the headend over the cable network. Addressable converters enable the system operator automatically to change the customer's level of service without visiting the customer's home. Addressable converters improve system programming flexibility, enable the operator to simplify its billing procedures, allow customers the option of changing their levels of service on short notice and enable customers to select and order pay-per-view programming events using the converter's on-line capability.

     In 1996, the Company began to purchase advanced analog addressable converters manufactured by General Instrument ("CFT-2200's") in its Pennsylvania system where it will begin offering the interactive Starsight navigational program guide in 1997, which enables customers to make on-screen selections of any programs available.

     In March 1996, the Company began providing dial tone Internet Service to customers in its Pennsylvania system and is planning to offer this service to some of its other cable systems in 1997.

     On April 8, 1996, the Company acquired a 1% equity interest in HPI Acquisition Co., LLC, a newly formed affiliated entity organized for the purpose of acquiring and operating cable systems.

     On August 1996, the Company entered into a contract with a national paging company and began offering paging service in its Louisiana cable systems. The Company is planning to offer paging service to some of its other cable systems in 1997.

Programming

     The United States Congress has enacted the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Cable Act") under which cable television operators are required to obtain retransmission consent from commercial broadcast stations, except for established superstations and noncommercial educational stations ("exempt stations"), in return for the right to continue to carry their television signals. Alternatively, a local commercial broadcaster can demand carriage under the 1992 Cable Act's "must-carry" provisions, although in such event the cable television operator cannot seek compensation from the local broadcaster for such carriage. Historically, the Company has not paid fees for retransmission of local broadcast signals other than mandatory copyright fees. The Company obtained retransmission consents for the signals of all the commercial broadcast stations which it carries (and which are not "exempt stations" or stations which invoke must carry provisions) on terms which will not have a material adverse effect on the Company. Under the 1992 Cable Act, stations must elect "must carry" or retransmission consent every three years. The next election is in the fall of 1999. The Company does not anticipate any material changes from the current signal carriage structure.

     Helicon Corp., a management company managing the Company's Systems, has various contracts to obtain basic, satellite and premium programming for the Systems


                                  Page 5 of ___
from program suppliers with compensation being generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support to Helicon Corp. Helicon Corp.'s programming contracts are generally for fixed periods of time ranging from three to ten years and are subject to negotiated renewal. Helicon Corp. currently supplies the programming it receives to THGLP pursuant to a Programming Supply Agreement with THGLP dated November 3, 1993. THGLP pays to Helicon Corp. only the costs incurred by Helicon Corp. under the respective programming agreements. No assurances can be given that Helicon Corp.'s programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Helicon Corp.'s programming contracts. Management believes, however, that Helicon Corp.'s relations with its programming suppliers generally are good.

     Cable programming costs are expected to continue to increase due to the additional programming provided to basic customers, increased costs to produce or purchase cable programming, inflationary increases, regulation and other factors. Increases in the cost of premium programming services have been offset in part by additional volume discounts as a result of increases in the number of customers of the systems managed by Helicon Corp. In 1994, 1995 and 1996, programming costs as a percentage of revenues were 18.2%, 19.2% and 19.3% respectively. The 1992 Cable Act permits full recovery of regulated basic and cable programming tier program cost increases under its rate "price cap" regulations.

     In 1997, Tele-Communications, Inc. will begin offering its digital headend in the sky ("HITS") package of programming to cable operators. HITS provides state-of-the-art compression allowing 6-10 digital channels to be carried in each 6 Mhz channel on the cable system. The Company is investigating the possibility of launching HITS in one or more of its systems commensurate with the attempt to acquire bulk rate pricing of digital converters at reasonable prices.

     Cooperative. The Company became a member of the National Cable Television Cooperative ("NCTC") in 1986. Through the NCTC's 8.0 million subscriber membership purchasing power, the Company has been able to obtain additional favorable programming discounts. This has enabled the Company to reduce many of its programming expenses to levels similar to some of the major cable television multi-system operators. NCTC has announced that it will attempt to acquire bulk rate pricing for its members for purchases of digital converters. If NCTC is successful, the cost of digital converters to the Company will decrease.

Franchises

     Cable television systems generally operate under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds and non-compliance penalties, forfeiture and termination clauses and other material provisions. Certain provisions of local franchises are subject to Federal regulation under both the 1984 Cable Act, which created national standards and guidelines for the regulation of cable television systems, and the 1992 Cable Act.


                                 Page 6 of _____

     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which renewal of franchise licenses issued by governmental authorities will not be unreasonably withheld or, if renewal is withheld and the franchise authority chooses to acquire the system, such franchise authority must pay the operator either (i) the "fair market value" (without value assigned to the franchise) for the system covered by such franchise if the franchise did not exist before the October 1984 effective date of the 1984 Cable Act, or if the franchise was pre-existing but the franchise agreement did not provide for a buyout, or (ii) in the case of pre-existing franchises with buyout provisions, the price set forth in such franchise agreements. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. See "Legislation and Regulation", below. The Company believes that it has good relationships with its franchising communities. To date, the Company has never had a franchise revoked for any of the Systems, and no request of the Company for franchise renewals or extensions has been denied, although such renewed or extended franchises have frequently resulted in franchise modifications on terms satisfactory to the Company.

     The 1984 Cable Act also established buyout rates for franchises which post-date the existence of the 1984 Cable Act or pre-date the 1984 Cable Act but the franchise agreement does not contain buyout provisions; in the event the franchise is terminated "for cause" and the franchise authority desires to acquire the system, the franchise authority must pay the operator an "equitable" price. If the franchise pre-dates the 1984 Cable Act and the franchise agreement does provide for a buyout in the event of termination, the terms of the franchise agreement govern. To date, none of the Company's franchises have been terminated. See "Legislation and Regulation", below.

     As of December 31, 1996, the Systems held 84 franchises. These franchises generally provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range up to 5% of the Subscriber revenues generated by a System. For the past three years, franchise fee payments made by THGLP have averaged approximately 1.8% of total gross System revenues. Franchise fees are passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

     The following table groups the Company's Subscribers by year of franchise expiration, where applicable.

Year of                       Number of        Percentage of          Number of
Franchise Expiration        Subscribers          Subscribers         Franchises
--------------------        -----------          -----------         ----------
1997                              3,020                 3.5%                  7
1998-2002                        24,146                27.6%                 16
2003-2007                        33,844                38.7%                 37
2008 and after                    4,802                 5.5%                 11
No expiration                    16,017                18.3%                 13
No Franchise                        197                  .2%                 --
Grandfathered under 1984
     Cable Act                    5,470                 6.2%                 --
                                  -----               ------                ---
     Total                       87,496               100.0%                 84
                                 ======                                     ===


                                 Page 7 of _____

     The Company operates certain systems which serve multiple communities and, in some circumstances, portions of such systems serving approximately 197 subscribers, comprising approximately 0.2% of the Company's subscribers, extend into jurisdictions for which the Company believes no franchise is necessary. In addition, the Company has been operating in six communities in West Virginia without any franchise having been formally issued, although the Company has applied for the grant of such franchises. In view of the length of time that the Company has been operating in such communities and the small number of subscribers located therein, the Company believes that there is no significant risk that it will be unable to continue operating therein without a franchise. The non-franchised communities serve 4,384 subscribers, in West Virginia and 1,086 subscribers in Pennsylvania, comprising approximately 6.2% of the subscribers in all of the Systems.

Competition

     The Systems compete with other communications and entertainment media, including conventional over-the-air local broadcast television service. The Telecommunications Act of 1996 has increased the potential for competition, especially from telephone and electric utilities, significantly. (See discussion of the 1996 Act below). Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of over-the-air local broadcast television. In some of the areas served by the Systems, a substantial variety of broadcast television programming can be received over-the-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over-the-air. Cable television systems also are susceptible to competition from other video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and, in varying degrees, from sources of entertainment in the community, including motion picture theaters, live theater and sporting events.

     The Federal Communications Commission, the principal Federal regulatory agency with jurisdiction over cable television, is responsible for implementing Federal policies such as cable television system relations with other communications media and franchising authorities, cross-ownership, signal carriage, equal employment opportunity and technical performance.

     Cable television systems also may compete with wireless program distribution services which generally utilize low power microwave frequencies to transmit television programming over-the-air to subscribers ("MMDS"). The ability of MMDS to compete with cable television systems has been limited in the past by the limited amount of frequency capacity. Under amended FCC regulations, MMDS systems compete more effectively with cable television systems by using additional frequencies. The Company currently competes with Wireless One, an MMDS operator in its Terrebonne Parish, Louisiana System. Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems known as Master Antenna Television ("MATV") and Satellite Master Antenna Television ("SMATV"), often enter into


                                 Page 8 of _____
exclusive agreements with apartment building owners or homeowners associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Moreover, a private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. Originally, the FCC adopted regulations prohibiting a SMATV and MATV from being acquired by the surrounding cable operator. Subsequently, the FCC reversed its policy and now permits such acquisitions. The Company currently does not compete with SMATV and MATV systems in its areas and only serves an insignificant number of customers in apartment complexes.

     Since the Systems operate under non-exclusive franchises, other operators (including municipal franchising authorities themselves as well as, telephone and electric utilities) may obtain permission to build cable television systems in areas in which the Systems presently operate. To date, there is competition from other operators in less than 0.5% of the existing mileage in the Company's franchise areas. In the Fall of 1996, Bentleyville Telephone Company ("BTC"), which operates local telephone service in the Borough of Bentleyville, Pennsylvania, began to build a cable system in the Borough of Bentleyville where the Company services 862 customers and expects to start offering a 42 channel basic cable service in competition with the company's 62 channel basic cable service by the middle of February 1997. While the Company believes that it can compete effectively with BTC by offering more channels in its basic cable service, there can be no assurance that the Company will be successful in maintaining all its customers in the area where it competes with BTC. The 1992 Cable Act may facilitate the franchising of second cable television systems and municipally-owned cable television systems. See "Legislation and Regulation--1992 Federal Cable Legislation".

     In recent years, the FCC has adopted policies for authorizing new technologies and providing a more favorable operating environment for certain existing technologies. Such policies have the potential to create substantial additional competition to cable television systems. These technologies include, among others, DBS services whereby signals are transmitted by satellite to receiving facilities located on the premises of the DBS subscribers. Until recently, DBS systems required the installation of expensive large diameter antenna which could provide a full range of programming and video services by accessing C-Band Direct Satellites. However, advances in video transmission technology have led to the development of smaller diameter antenna. Although such reasonably priced earth stations designed for private home use now enable individual households to receive much of the satellite-delivered programming services formerly available only to cable television subscribers, many satellite programmers encode their signals in order to allow reception only by means of authorized decoding equipment and monthly subscriptions are still required for a DBS dish owner to receive a full range of programming services. Moreover, DBS does not provide subscribers with local broadcast stations. Over recent months, the 18 inch dish version of DBS service has been successfully marketed in some areas where the Company operates Systems. The Company believes, that, compared to DBS operators, the Company is a lower cost provider of comparable programming to customers. There is no assurance that DBS operators will not, in the future, package programming on a more desirable basis for customers and/or lower the high costs associated with DBS when compared to the cost of obtaining cable television service. Furthermore, DBS services currently offer customers a large selection of pay-per-view movies on a 15 to 30 minute start cycle and also offer the premium service subscriber multiple time slots on different premium services.


                                 Page 9 of _____

     Federal law requires cable programming vendors under certain circumstances to offer their programming to operators of DBS, MMDS and other multi-channel video systems at not unreasonably discriminatory prices. See "Legislation and Regulation -- 1992 Federal Cable Legislation."

     Advances in communications technology and changes in the marketplace are constantly occurring. Therefore, it is not possible to predict the effect which ongoing future developments might have on the Systems.

     Telephone Company Competition. The Telecommunications Act of 1996, Public Law 104-104, enacted on February 8, 1996, ("1996 Act") instituted sweeping changes in the telecommunications industries. The Act has terminated the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T, as well as the 1984 Cable Act codification of the FCC telephone/cable cross-ownership regulations. As a result, long-distance telephone companies such as AT&T, MCI and Sprint will be able to provide local exchange service, and the local exchange carriers, including the seven Regional Bell Operating Companies, GTE and the smaller independent telephone carriers, will be allowed to provide long-distance service. Telephone companies will be allowed to provide cable television service either as a franchised cable operator or as an unfranchised common carrier "open video service" provider.

     Telephone Company Entry Into Cable Television. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable both inside and outside their telephone service areas either as a common carrier OVS provider or as a fully franchised cable operator. LEC owned programming services are subject to the FCC's nondiscriminatory program access requirements.

     LEC's complying with FCC's OVS regulations will receive relaxed oversight. The 1996 Act limits the FCC's cable regulations applicable to OVS providers only to the program access, negative option billing prohibition, subscriber privacy, EEO, PEG, must-carry and retransmission consent provisions. Cable regulations regarding franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply to OVS services but will apply to LEC provided franchised cable services. Cable copyright provisions will apply to programmers using OVS. Local franchising authorities may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or affiliates provides cable services over the OVS. The Act does not require LEC's to use separate subsidiaries to provide incidental interLATA video or audio programming services to subscribers or for their own programming ventures.

     In February 1997, the Company began to compete with the Bentleyville Telephone Company in Bentleyville, Pennsylvania. The Company also anticipates that, over time, it will become subject to increasing competition from other telephone companies, either directly as franchised operators or as OVS providers. This may have a material, but as yet undeterminate, impact on the Company's operations.


                                Page 10 of _____

     Buyouts. Although the 1996 Act eliminates the telephone/cable cross-ownership restrictions, it also contains a general prohibition on LEC acquisitions of cable systems (in excess of a 10 percent ownership interest). Cable operators are likewise generally prohibited from acquiring LEC systems, and joint ventures between cable operators and LEC's are also banned. There are certain exceptions: Buyouts are permitted where the purchased cable system serves an area with fewer than 35,000 inhabitants outside an urban area. In addition, where a LEC purchases a cable system, that system plus any other system in which the LEC has an interest must serve less than 10 percent of the LEC's telephone service area. LEC's with less than $100 million in annual operating revenues may purchase or joint venture with any cable system in its telephone service area provided the cable system serves no more than 20,000 subscribers of which no more than 12,000 are in an urban area. The 1996 Act also grants the FCC the power to grant waivers of the buyout provisions in cases where (1) the cable operator or LEC would be subject to undue economic distress;
2) the system or facilities would not otherwise be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. Joint use of cable drops is authorized if limited in scope and duration, as determined by the FCC. The impact upon the Company cannot be predicted at this time.

     Cable Entry Into Telecommunications. The 1996 Act substantially eliminates the barriers to entry into the provision of local telephone exchange service and other telecommunications services traditionally provided by the local exchange carrier. It declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose only "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities ("LFA's") for such services. LFA's are prohibited from requiring cable operators to provide telecommunications services or facilities as a condition to granting a franchise, franchise renewal, or franchise transfer, except that LFA's can seek "institutional networks" as part of such franchise negotiations.

     The 1996 Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, LFA's may require reasonable, competitively neutral compensation for management of the public rights-of-way. The LFA must publicly disclose such compensation requirements.

     As of December 31, 1996, the Company is providing dial tone Internet Service to 1,500 customers in its Pennsylvania system where it is also testing high speed (4 Mbps) Zenith cable modems on its two-way plant and (Telco return) hybrid Cyber City modems manufactured by New Media Communications Ltd. Subject to the successful testing of these modems, the company plans to launch high speed modems first in its Pennsylvania system and next in its Vermont systems prior to any other launches.

     Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and must not deploy network features and functions that interfere with interoperability. Existing local exchange


                                Page 11 of _____
carriers ("LEC's") also have a set of separately identified obligations beyond those that apply to new entrants: (1) good faith negotiation with those seeking interconnection; (2) unbundling, equal access and non-discrimination requirements; (3) resale of services, including "resale at wholesale rates" (exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocations impractical. Individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. As required by the 1996 Act, the FCC adopted regulations to effectuate these provisions in August 1996. Certain parts of those regulations relating to intrastate pricing of resale services have been stayed by the Eighth Circuit Federal Court of Appeals, and most of the remaining provisions are the subject of requests to the FCC for reconsideration by affected parties.

     On December 16, 1996, Helicon Telephone Pennsylvania, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company.

     The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund (USF); the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. States may determine which intrastate telecommunications providers contribute to the USF.

     Electric Utility Entry Into Telecommunications . The 1996 Act amends the Public Utilities Holding Company Act and permits registered utility holding companies and subsidiaries to provide telecommunications services (including cable television) provided they do so through separate subsidiaries, known as "exempt telecommunications companies" ("ETC's"). Such ETC's must apply to the FCC for operating authority. It is expected that many large utility holding companies, which have already installed fiber backbone for signaling and metering purposes, will now become significant competitors to both cable television and telecommunications providers.

     Although the Company is unable to predict the extent to which it would be adversely affected as a result of competition, management sees little likelihood at this time that, in the aggregate, competition will result in a decreased number of Subscribers, in decreased revenues or materially increased operating expenses on a per-subscriber basis.

Employees

     At December 31, 1996, the Company had 154 full-time employees. The Company considers its relations with its employees to be good. In the Company's Pennsylvania System, 38 employees (17 technical and 21 clerical) are represented by two unions and are covered by collective bargaining agreements. The collective bargaining agreement covering technical employees was recently reviewed and will expire on December 31, 1999 and the collective bargaining agreement covering clerical employees is scheduled to expire on December 31, 1998. No other employees of the Company are represented by unions.


                                Page 12 of _____

Legislation and Regulation

Introduction

     The cable television industry is subject to extensive governmental regulation at the Federal, state and local level. In addition, various legislative and regulatory proposals, such as tax reform proposals and proposals to revise the Copyright Act of 1976, may materially affect the cable television industry. The following is a summary of Federal laws and regulations that currently materially affect the growth and operation for the cable television industry, and a description of certain state and local news.

     This summary section does not purport to be a summary of all present and proposed Federal, state and local regulations and legislation relating to the cable television industry. Other existing Federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or the Company can be predicted at this time.

1984 Cable Act

     Congress enacted the 1984 Cable Act to create uniform national standards and guidelines for the regulation of cable television systems. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited post-1984 Cable Act cable television systems from operating without a franchise in such jurisdiction. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not specify requirements for video programming or information services other than in broad categories. Most conditions in the Company's existing franchises were unaffected.

     The 1984 Cable Act preempted local control over rates for premium channels and optional program tiers, as well as deregulating rates for basic cable services in areas where the cable operator was subject to "effective competition" to be defined by the FCC. This scheme was altered significantly by the 1992 Cable Act, discussed below. The FCC's definition of "effective competition", the presence of at least three off-air broadcast signals in the cable community, effectively de-regulated rates for most cable systems.

     Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging from flat annual fees equal to less than 1% of gross revenues to fees of 5% of gross revenues. Franchising authorities are also empowered to require cable operators to provide cable-related facilities, equipment and, in the case of pre-1984 Cable Act franchises, services to the public and to enforce compliance with such franchise requirements and voluntary commitments. When changed circumstances render such compliance commercially impracticable, however, the 1984 Cable Act requires franchising authorities to renegotiate franchise requirements and, under certain circumstances, permits the cable operator to make changes in programming without local approval.


                                Page 13 of _____

     The 1984 Cable Act established renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. This statute requires that franchising authorities consider a franchisee's past performance and renewal proposal on their own merits in light of community needs and without comparison to competing applicants. Nevertheless, renewal is not assured, as the franchisees must meet certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading of facilities and equipment, although the municipality must take into account the costs of meeting such requirements. Also, the franchising authority may require higher franchise fees, up to the 5% of annual gross revenues limit established by the 1984 Cable Act, as a condition of renewal.

     The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain channels for public, educational, and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercial leased access by third parties. Although there has been little activity in this area nationally, it is possible that such leased access will result in competition to services offered over the cable television system, particularly since the 1992 Cable Act, discussed below, empowers the FCC to set the rates and conditions for such leased access channels.

1992 Federal Cable Legislation

     Congress enacted the 1992 Cable Act in order to effect significant change in the regulatory framework under which cable television systems operate. After the effectiveness of the 1984 Cable Act, rates for cable television service were unregulated for substantially all of the Systems. One the purposes of the 1992 Cable Act was to re-impose rate regulations for most cable systems.

     The 1992 Cable Act requires each cable television system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry and all public, educational and governmental access programming. In April 1993 and May 1994, the FCC adopted regulations governing the rates for the basic service tier. Under the FCC's regulations, cable television systems were required to reduce existing rates for the basic service tier by up to as much as 17% from the rates in effect on September 30, 1992. Municipalities are also empowered to regulate, on the basis of actual cost standards developed by the FCC, the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service tier (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per-channel or per-program basis in addition to accessing regulated basic cable programming) and the installation and monthly use of connections for additional television sets.

     Under the initial regulations adopted by the FCC under the 1992 Cable Act, the FCC could, in response to complaints by a subscriber, municipality or other governmental entity, reduce the rates for tiers of service other than the basic service tier by as much as 17% from the rates in effect on September 30, 1992, to the extent those rates exceed a per-channel benchmark established by the FCC. In response to complaints, the FCC will also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher tiers. Services offered on a per-channel or per-program basis are not subject to rate regulation by either municipalities or the FCC.


                                Page 14 of _____

     The initial regulations under the 1992 Cable Act provided that future increases in service rates could not exceed a "price cap", i.e., an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs imposed by non-affiliated programmers. In November 1994, the FCC released rules allowing recovery of more programming costs for new channels than the FCC's "price cap" rules. For two years, cable operators were allowed to add up to six more channels and charge up to $.20 per subscriber per month per channel plus a "license fee reserve" of $.30, for a total of $1.50. In the third year, a seventh channel could be added at $.20 per subscriber per month. In 1995, the Company made use of these "going forward" rules in order to increase its revenues. In September 1995, the FCC released additional regulations governing its benchmark "price cap" rate formulas.

     In June 1995, the FCC instituted rules granting significant regulatory relief to "small cable companies" and "small systems", those serving 15,000 or fewer subscribers owned by companies of 400,000 or fewer subscribers. Such systems are allowed to use a simplified rate formula which presumes rates up to $1.24 per channel are reasonable. "Small system" status transfers if the system is subsequently sold to a large company. Moreover, under the 1996 Act, as discussed below, the Company qualifies for small cable system status and is effectively deregulated. In 1996, the Company used these "small cable systems" rules in order to increase its revenues.

     The FCC permits annual, instead of quarterly, rate adjustments without loss of certain "use or lose" cost items. Another rate adjustment may be made during the year for new costs, such as new channels added, which may have the affect of increasing rates.

     Additional FCC regulations govern cost of service ("COS") proceedings as an alternative to the benchmark "price cap" formula. Under the COS procedures, cable operators may seek to justify rates higher than the benchmark rate (discussed above) through a cost of service analysis. The COS rules generally follow traditional public utility rate making procedures including use of original cost rate base valuation (with limited additions for other costs but not including acquisition costs), rate of return methodologies and allocation of costs between parent and operating subsidiaries and between regulated and non-regulated services. The Company has chosen to use the benchmark procedures since the Company's prices were found to be generally in line with such benchmarks.

     The FCC "anti-buy through" rules (where a subscriber may purchase basic and pay services without having to purchase the satellite tier service) apply in any location where a system may have addressable converters, even if the entire system is not yet addressable, provided that the addressability is of such a nature as to permit bypassing the satellite tier. These rules usually come into play wherever a system has addressable capability. The FCC recently ruled that the requirement is not applicable to systems subject to effective competition. Currently, only the Subscribers in the Vermont System may bypass the satellite tier with addressable converters. All of the Company's other Systems do not have a separate satellite tier.

     Under the 1992 Cable Act, cable television systems may not require subscribers to purchase any service tier other than the basic tier as a condition of access to video programming offered on a per-channel or per-program basis. Cable television


                                Page 15 of _____
operators who do not already have the necessary equipment in place to comply with this requirement are allowed up to ten years, to implement the technology to facilitate this access. Currently, only the North Carolina System does not have such technology in place.

     In addition, the 1992 Cable Act (i) requires cable television programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS operators at not unreasonably discriminatory prices, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and prohibits new exclusive contracts with program suppliers without FCC approval, (iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television system carriage of local broadcast stations, or at the option of the broadcaster, requires cable television operators to compensate broadcast stations for the retransmission of their programming, and (v) regulates the ownership by cable television operators of other media such as MMDS and SMATV.

     The FCC has imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, compatibility with other consumer electronic equipment such as "cable ready" television sets and video cassette recorders, equal employment opportunity, subscriber privacy, rates for leased access channels, obscenity and indecency, and disposition of a customer's home wiring.

     A number of lawsuits have been filed in federal court challenging the constitutionality of various provisions of the 1992 Cable Act. The Supreme Court's decision reviewing , for a second time, a challenge to the constitutionality of the 1992 Cable Act's must-carry rules, is expected by the end of June 1997. The Supreme Court has denied review of a Federal Court of Appeals decision upholding the constitutionality of the rate regulation provisions of the 1992 Cable Act. The Company cannot predict the outcome of the remaining suits.

The Telecommunications Act of 1996.

     The Telecommunications Act of 1996, Public Law 104-104, ("1996 Act") was enacted on February 8, 1996. This new law significantly alters federal, state and local regulation of telecommunications providers and services, including the cable television industry and the Company. The following is a summary of the key provisions of the 1996 Act which could materially affect the cable television industry and the Company.

     Competition to Cable Television

(See discussion under the previous topic "Competition")

     Cable Rate Regulation. Under the 1996 Act, the Company qualifies for small cable system status and is effectively deregulated. Immediate CPS tier rate regulation relief is afforded to "small cable operators", those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and with less than 50,000 subscribers in the rate regulated franchise area. The 1996 Act eliminates, in three years, all rate regulation of any upper cable program service "CPS" tier service. In the interim, only local franchising authorities ("LFA's"), not subscribers, are allowed to file complaints with the FCC relating to CPS tier rates. An LFA complaint must be based


                                Page 16 of _____
upon more than one subscriber complaint. The 1996 Act does not disturb existing or pending CPS tier rate settlements, nor does it eliminate regulation of rates for Basic Service Tiers (except that cable systems which had, as of December 31, 1994, only one tier of service are fully deregulated).

     The 1996 Act expands the definition of "effective competition" to include any franchise area where a local telephone exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through DBS. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. All rate regulation is eliminated where there is the presence of effective competition.

     Under the 1996 Act, cable operators may aggregate, on a franchise, system, regional or company level, equipment costs into broad categories, such as "converter boxes", regardless of the varying levels of functionality of the equipment within each such broad category. Additionally, costs of different types of converters (including non-addressable, addressable, and digital) may be averaged. The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These favorable cost-aggregation rules do not apply to the limited equipment used by "Basic-only" subscribers.

Miscellaneous Cable Television Reforms under the 1996 Act

     Cable Uniform Rate Requirements. The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. The FCC retains jurisdiction to investigate complaints of "predatory pricing".

     System Sales. The 1996 Act eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale.

     Cable System Definition. The definition of a "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions.

     Cross-Ownership. In addition to elimination of the telephone/cable cross-ownership restrictions, the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

     Must Carry. The 1996 Act preserves must carry rights for local television broadcasters. The FCC is directed to grant or deny must carry requests within 120 days of complaint filing with the FCC.

     Cable Equipment Compatibility, Scrambling Requirements. The 1996 Act directs an FCC equipment compatibility rulemaking looking toward (1) some form of common


                                Page 17 of _____
design among televisions, VCRs, and cable systems, (2) open competition for all converter features unrelated to security descrambling, and (3) minimal impact on unrelated telephone and computer features. The FCC is directed to adopt regulations which assure the competitive availability of converters ("navigation devices") from vendors other than cable operators. Any FCC rules in this area cannot impinge upon signal security concerns or theft of service protections for cable operators.

     The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those hours of the day when children are unlikely to view the programming.

     On March 5, 1996, the FCC adopted an interim "safe harbor" of 10:00 PM to 6:00 AM. It also waived and preempted all notice requirements which would have prevented immediate compliance. Under the "safe harbor" approach, operators could continue carrying channels primarily dedicated to sexually explicit adult programming, even if they were not fully scrambled, as long as the indecent, sexually explicit programming was limited to the designated late night hours.

     Playboy Video Enterprises, Inc. immediately filed a lawsuit challenging the constitutionality of the scrambling requirement and asking for an immediate stay. The Federal District Court in Delaware has now issued a temporary restraining order ("TRO") enjoining the United States, its agents, and anyone else acting in concert, from enforcing or implementing the new provision. In November 1996, the three judge federal panel reviewing the case upheld the law but continued the stay pending Supreme Court review.

     Cable Provision of Internet Services. Cable operators are increasingly able to provide data transmission services. The 1996 Act now makes it unlawful to transmit indecent material via the Internet or other on-line services. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

Other Federal Regulation

     Effective in 1990, the FCC issued new syndicated exclusivity and network non-duplication rules which enable local television broadcasters to compel cable television operators to delete certain programming on distant broadcast signals. Under the rules, all television broadcasters, including independent stations can compel cable television operators to delete syndicated programming from distant signals if the local broadcaster negotiated exclusive rights to such programming. Local network affiliates may insist that a cable television operator delete a network broadcast on a distant signal. The rules made certain distant signals a less attractive source of programming for the Systems, since much of such distant signals' programming may have to be deleted.

     The FCC currently regulates the rates and conditions imposed by most public utilities for use of their poles, unless, under the Federal Pole Attachment Act, state public service commissions are able to demonstrate that they regulate the cable


                                Page 18 of _____
television pole attachment rates (as is true in certain states in which the Company does business). In the absence of state regulation, the FCC administers pole attachment rates though the use of a formula which it has devised. The validity of this FCC function was upheld by the United State Supreme Court.

     The 1996 Act introduces several changes to the regulation of cable pole attachments that could effect the Company. The FCC is directed to establish a new formula for poles used by cable operators which will result in higher pole rental rates. Any increases pursuant to this formula may not begin for 5 years and will be phased in over a 5 year period thereafter. This new FCC formula does not apply in states which certify they regulate pole rents. The 1996 Act also requires pole owners to impute pole rentals to themselves if they offer telecommunications or cable services. Additionally, cable operators need not pay for future "makeready" on poles currently used if the makeready is required to accommodate the attachments of another user, including the pole owner. The Company cannot predict at this time the effect on future pole rental payments.

     Applicable Federal law requires local franchising authorities to file a certification statement with the FCC prior to regulation of basic service and equipment rates and also permits certified local authorities to opt out of FCC benchmark rate regulation and deregulate the basic tier rates in respect of their own local communities. Of the Company's Systems, certified local authorities exist in the Vermont System by virtue of the Public Service Board ("PSB") of Vermont, which has elected to regulate the broadcast basic rates of the Company . The Company has filed the requisite FCC forms with these communities justifying the rates it charges. Federal law also provides that rate regulation will cease when there exists "effective competition" in a community from other multi-channel video program distributors.

Copyright

     Cable television systems are subject to Federal copyright licensing, covering carriage of television broadcast signals. In exchange for contributing a percentage of their revenues to a Federal copyright royalty pool, cable television operators obtain a compulsory license to retransmit copyrighted materials from broadcast signals. Existing Copyright Office regulations require that compulsory copyright payments be calculated on the basis of revenue derived from any service tier containing broadcast retransmissions. Although the FCC has no formal jurisdiction over this area, it has recommended to Congress that the compulsory copyright scheme be eliminated. The U.S. Copyright Office has similarly recommended such a repeal. Without the compulsory license, cable television operators would need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable television operators of carrying broadcast signals. Thus, given the uncertain but possible adoption of this type of copyright legislation, the nature or amount of the Company's future payments for broadcast signal carriage cannot be predicted at this time.

Cable Television Cross-Ownership Limitations

(See discussion under "Competition" and under "The Telecommunications Act of 1996")


                                Page 19 of _____

State and Local Regulations

     Cable television systems are generally operated pursuant to franchises, permits or licenses, issued by a municipality or other local and/or state government entity. Franchises are usually issued for fixed terms and must periodically be renewed. Most of the franchises for the Systems were granted on a nonexclusive basis. The 1992 Cable Act prohibits local authorities from granting exclusive franchises or unreasonably refusing to award competing franchises. Each franchise agreement generally contains provisions governing subscriber charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal and sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number of types of cable television services provided. Though the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. See "1984 Cable Act".

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies. States where the Company operates Systems, including Vermont and West Virginia, have enacted legislation with respect to the regulation of cable television systems.

ITEM 2. PROPERTIES

     The Company's principal physical asset consist of cable television systems, including signal-receiving, encoding and decoding electronics, headends, distribution systems, and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment, and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial and fiber optic cables and related electronic equipment. Subscriber equipment consists of taps, house drops and converters. The Company owns its distribution system, various office and studio fixtures, test equipment and service vehicles. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances. The Company considers all of its properties to be in excellent condition.

     The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the Federal Pole Attachment Act. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances.

     The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company believes that its properties, both owned and leased, are in good condition and in areas suitable and adequate for the Company's business operations. Management believes that the Company's franchises and licenses in each of the Township of North Union, Pennsylvania; the City of Uniontown, Pennsylvania; Terrebonne Parish, Louisiana; and the communities in Vermont (taken as a whole) are material to the results of operations of the Company. Additionally, the headend sites


                                Page 20 of _____
used by the Systems in such locations are material to the Company regardless of whether such headend sites are owned or leased; and the Company's private pole agreements in such locations are material to the Company. Substantially all of the assets of the Company, including the Systems, are subject to liens of the Company's lenders.

     See "Management -- Certain Relationships and Related Transactions" for a description of office space leased from an affiliated entity.

     The Pennsylvania System serves Uniontown, Shippenville, Mariana and other contiguous areas of western Pennsylvania. The West Virginia System serves subscribers throughout western West Virginia and communities surrounding Charleston, West Virginia. On January 31, 1997, the Company acquired subscribers in the West Virginia counties of Wirt and Wood, for a purchase price of $1,052,000. The Vermont/New Hampshire System serves Barre, St. Johnsbury and the Upper Valley areas of eastern Vermont and Piermont, New Hampshire. In 1994, the Company was awarded the East Mountpelier franchise in Vermont which is contiguous to Barre. On January 31, 1995, the Company acquired subscribers in Bradford, Chelsea, and South Royalton, Vermont which are contiguous to Barre and Upper Valley, Vermont, for a purchase price of $350,000. The Company applied to the Vermont Public Service Bureau and has obtained a franchise for the Town of Tunbridge which is contiguous to South Royalton and Chelsea. The Louisiana System serves Terrebone, Lafourche and St. Mary's Parish (Amelia) Louisiana. The North Carolina System serves the City of Roxboro, Person County and the eastern part of Caswell County in northeastern North Carolina.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information called for by this Item is not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is not applicable.


                                Page 21 of _____

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below has been derived from the Financial Statements of the Company. The data below ($ in 000's) should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                       -----------------------------------------------------------
                                                         1992(a)     1993(b)       1994         1995        1996
                                                         -------     -------       ----         ----        ----
Income Statement Data: ($ in 000's)

     Revenues                                            $24,044     $29,448      $31,664      $35,225     $38,060
     Depreciation and amortization                         8,175      10,314        9,453        9,561      10,127
     Operating income (loss)                              (3,759)     (1,381)       5,828        7,580       8,144
     Interest expense                                      7,390       9,498       12,477       12,992      13,497
     Net loss                                            (10,778)    (18,361)      (7,343)      (5,196)     (5,142)

Balance Sheet Data: ($ in 000's)

                                                       -----------------------------------------------------------
                                                         1992(a)     1993(b)       1994         1995        1996
                                                         -------     -------       ----         ----        ----

     Total assets                                        $68,986     $69,942      $63,207      $60,938     $58,146
     Total debt                                           97,308     117,170      119,104      122,675     124,382
     Shareholders' and partners' deficit                 (33,289)    (54,915)     (62,258)     (67,453)    (72,596)

(a) The 1992 Historical Financial Data include the operating results and assets relating to Vermont Cablevision Associates, L.P. from August 20, 1992, the date of acquisition of the Vermont System through December 31, 1992.

(b) 1993 net loss includes an extraordinary item-loss on extinguishment of debt of $3.7 million.


                                Page 22 of _____

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company incurred a net loss for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. The principal items contributing to the Company's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the Systems, the Company's acquisitions and its financing activities. The Company believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Company believes that working capital generated from the issuance of the Senior Secured Notes, its amended bank credit facility and cash flow generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

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

     The 1996 Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable both inside and outside their telephone service areas either as common carrier OVS provider or as a fully franchised cable operator. LEC owned programming services are subject to the FCC's nondiscriminatory program access requirements.

     The Company anticipates that, over time, it will become subject to increasing competition from telephone companies, either directly as franchised operators or as OVS providers. It may also face increasing competition from electric utilities. This may have a material, but as yet undetermined, impact on the Company's operations.


                                Page 23 of _____

     Although the 1996 Act eliminates the telephone/cable cross-ownership restrictions, it also contains a general prohibition on LEC acquisitions of cable systems. Cable operators are likewise generally prohibited from acquiring LEC systems, and joint ventures between cable operators and LEC's are also banned. There are certain exceptions for rural systems and telephone exchanges and for small telephone companies: Buyouts are permitted where the purchased cable system serves an area with fewer than 35,000 inhabitants outside an urban area. Local exchanges with less than $100 million in annual operating revenues may purchase or joint venture with any cable system in its telephone service area provided the cable system serves no more than 20,000 subscribers of which no more than 12,000 are in an urban area.

     The 1996 Act substantially eliminates the barriers to entry into the provision of local telephone exchange service and other telecommunications services traditionally provided by the local exchange carrier by preempting state or local laws or regulations that serve to prohibit the ability of any entity to provide any interstate or intrastate telecommunications service. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities for such services. Moreover, local franchising authorities are prohibited from requiring cable operators to provide telecommunications service or facilities as a condition to granting of a franchise, franchise renewal, or franchise transfer, except that they may require "institutional networks" as part of such franchise negotiations. The Company has not received any requests by franchising authorities requiring institutional networks and the Company has no plans to offer such networks.

     In the 1992 Cable Act, Congress provided for significant re-regulation of many aspects of cable television system operations, including mandatory carriage of certain broadcast signals and regulation of rates by local franchising authorities and the Federal Communications Commission ("FCC"). Acting pursuant to the 1992 Cable Act, the FCC imposed several rate freezes on cable systems initially commencing April 5, 1993, and ultimately extending to February 15, 1994, while it implemented the principal provisions of its regulations. In February 1994 the FCC further extended its rate freeze to May 15, 1994, at which time major new rate regulations came into effect. These included a further 7% reduction in regulated rates on top of the original 10% reduction, new standards regarding new program service (NPS) tiers, and revised "cost of service" standards including a presumption of an 11.25% return only on tangible assets. In May 1995, the FCC adopted rules providing for comprehensive rate regulation relief for smaller cable systems, including a vastly simplified and liberalized cost of service formula for calculation of permitted rates. The Company derives significant revenues from subscriber charges for regulated and unregulated cable television services. The 1992 Cable Act, the February 1994 changes to the benchmark calculations, the small system rules and the cost of service guidelines have not had a material adverse effect on the Company's total revenues.

     While most of the 1992 Cable Act rate regulations for small cable operators have been superceded by the 1996 Act, the regulations under the 1992 Cable Act provided that future increases in service rates could not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs imposed by non-affiliated programmers. In November 1994, the FCC released its "going forward" rules which are


                                Page 24 of _____
designed to allow recovery of more programming costs for new channels than the FCC's "price cap" rules. Over the following two years, 1995 and 1996, cable operators were allowed to add up to six more channels and charge up to $.20 per subscriber per month per channel plus a "license fee reserve" of $.30 per subscriber per month, for a total of $1.50. In 1997, a seventh channel may be added at $.20 per subscriber per month. In 1995, the Company made use of these "going forward" rules in order to increase its revenues. In 1996, the Company utilized the rate regulations for small cable system operators which allow small systems to increase rates up to a maximum of $1.24 per channel, as per the 1992 Cable Act.

     The 1996 Act significantly alters federal, state and local regulation of telecommunications providers and services, including the cable television industry and the Company. Under the 1996 Act the Company qualifies for small cable system status and is effectively deregulated. Immediate CPS tier rate regulation relief is afforded to "small cable operators", those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and with less than 50,000 subscribers in the rate regulated franchise area. The 1996 Act eliminates, in three years, all rate regulation of any upper cable program service "CPS" tier service. In the interim, only local franchising authorities, not subscribers, are allowed to file complaints with the FCC relating to CPS tier rates. The 1996 Act does not disturb existing or pending CPS tier rate settlements which had, as of December 31, 1994, only one tier of service will be fully deregulated.

     The 1996 Act expands the definition of "effective competition" to include any franchise area where a local telephone exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through DBS. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. All rate regulation is eliminated where there is the presence of "effective competition"

     Under the 1996 Act, cable operators may aggregate, on a franchise, system, regional or company level, equipment costs into broad categories, such as "converter boxes", regardless of the varying levels of functionality of the equipment within each such broad category. Additionally, costs of different types of converters (including non-addressable, addressable, and digital) may be averaged. The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These favorable cost-aggregation rules do not apply to the limited equipment used by "Basic-only" subscribers.

     The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. The FCC retains jurisdiction to investigate complaints of "predatory pricing". It eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions. In addition, the elimination of the telephone/cable cross-ownership restrictions, the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations


                                Page 25 of _____
prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

     The 1996 Act preserves must carry rights for local television broadcasters. The FCC is directed to grant or deny must carry requests within 120 days of complaint filing with the FCC. The 1996 Act directs an FCC equipment compatibility rulemaking looking toward (1) some form of common design among televisions, VCRs, and cable systems, (2) open competition for all converter features unrelated to security descrambling, and (3) minimal impact on unrelated telephone and computer features. The FCC is directed to adopt regulations which assure the competitive availability of converters ("navigation devices") from vendors other than cable operators. Any FCC rules in this area cannot impinge upon signal security concerns or theft of service protections for cable operators.

     The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those hours of the day when children are unlikely to view the programming. On March 5, 1996, the FCC adopted an interim "safe harbor" of 10:00 PM to 6:00 AM. It also waived and preempted all notice requirements which would have prevented immediate compliance. Under the "safe harbor" approach, operators could continue carrying channels primarily dedicated to sexually explicit adult programming, even if they were not fully scrambled, as long as the indecent, sexually explicit programming was limited to the designated late night hours.

     Playboy Video Enterprises, Inc. immediately filed a lawsuit challenging the constitutionality of the scrambling requirement and asking for an immediate stay. The Federal District Court in Delaware has now issued a TRO. The Order enjoins the United States, its agents, and anyone else acting in concert, from enforcing or implementing the new provision. The Court concluded: Even if the Government has a compelling interest in shielding minors from adult programming, given the length of time the problem has existed and the protective devices already in place, the public interest does not override the irreparable harm that will be suffered by Playboy and the adult-oriented cable television industry if temporary relief is not granted.

     The TRO will last only until the case is heard by a three judge federal panel, which is expected very shortly. For now the decision frees cable operators from new scrambling restrictions and bodes well for a favorable ruling in the future.

     The 1996 Act introduces several changes to the regulation of cable pole attachments that could have an effect on the Company. The FCC is directed to establish a new formula for poles used by cable operators which will result in higher pole rental rates. Any increases pursuant to this formula may not begin for 5 years and will be phased in over a 5 year period thereafter. This new FCC formula does not apply in states which certify they regulate pole rents. The 1996 Act also requires pole owners


                                Page 26 of _____
to impute pole rentals to themselves if they offer telecommunications or cable services. Additionally, cable operators need not pay for future "makeready" on poles currently used if the makeready is required to accommodate the attachments of another user, including the pole owner.

     All the provisions of the 1996 Act are the subject of FCC rulemakings looking toward the implementation or clarification of the statutory dictates. The Company is unable at this time to assess the impact of those regulations on its operations.

     The Public Service Board of Vermont has elected to regulate the broadcast basic rates of the Company . The Company has filed the requisite FCC forms with these communities justifying the rates it charges.

Results of Operations

     Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995.

     Revenues. Revenues increased $2,835,017 or 8.0% to $38,059,737. The increase in revenues was primarily attributed to increase in basic service rates, internal subscriber growth, new program service revenues, non-cable internet service revenues (acquired March 22, 1996) and strong growth in advertising revenue. The average monthly cable revenue per basic subscriber increased from $33.89 in 1995 to $36.07 in 1996. The $2.18 increase reflected primarily i) an increase of $1.81 in basic cable revenues; ii) an increase of $.06 due to the new program services; iii) an increase of $.36 in advertising revenue; iv) a decrease of $.09 in premium subscription revenue; and v) an increase of $.04 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $1,579,233 or 9.9% to $17,540,669. Approximately half of this increase reflected additional expenses for new and expanded programming services including costs related to the non-cable internet service. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.3% in 1995 to 46.1% in 1996. This increase was attributed to the introduction of the non-cable internet service whose costs outpaced its revenues.

     Depreciation and Amortization. Depreciation and amortization expenses increased $566,242 or 5.9% to $10,127,200, primarily as a result of $490,640 higher depreciation charges relating to capital expenditures made in 1995 and 1996, and $75,602 higher amortization expenses reflecting the full year effect of amortizing certain intangible costs which were incurred in 1995.

     Management Fee Charged by Affiliate. Management fee expenses increased $141,751 or 8.0% to $1,902,987, consistent with the increase in revenues.


                                Page 27 of _____

     Corporate and Other Expenses. Corporate and other expenses decreased $16,036 or 4.4% to $345,297 primarily due to higher gains from asset sales.

     Operating Income. Operating income for the twelve months ended December 31, 1996 increased $563,827 or 7.4% to $8,143,584 from the $7,579,757 operating income in the comparable 1995 period. The improvement in operating results was due to increased profits on higher revenues.

     Interest Expense. Interest expense increased $504,656 or 3.9% to $13,496,610 primarily as a result of monthly interest payments on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes, higher cash interest expense on the Senior Secured Notes, which after November 1, 1996 pay interest at the rate of 11% per annum, offset in part by lower non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996.

     Interest Income. Interest income decreased $5,991 or 2.8% to $210,544.

     Twelve Months Ended December 31, 1995 Compared to Twelve Months Ended December 31, 1994.

     Revenues. Revenues increased $3,560,513 or 11.2% to $35,224,720. The increase in revenues was primarily attributed to increase in basic service rates, internal subscriber growth, the growth in NPS Tier revenues and strong growth in advertising revenue. The average monthly revenue per basic subscriber increased from $31.20 in 1994 to $33.89 in 1995. The $2.69 increase reflected primarily i) an increase of $1.42 in basic revenues; ii) an increase of $.53 due to the new NPS Tiers; iii) an increase of $.44 in advertising revenue; iv) a decrease of $.03 in premium subscription revenue; and v) an increase of $.33 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $1,688,456 or 11.8% to $15,961,436. Approximately 55.0% of this increase reflected additional expenses for new and expanded programming services; increased marketing efforts to promote new value-added programming services and maintain the growth in subscribers; and, higher data processing and subscriber billing costs associated with the Partnership's upgraded billing system. The balance of the increase in expenses was consistent with the growth in revenues and subscribers, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.1% in 1994 to 45.3% in 1995.

     Depreciation and Amortization. Depreciation and amortization expenses increased $107,634 or 1.1% to $9,560,958, primarily as a result of $579,415 higher depreciation charges relating to capital expenditures made in 1994 and 1995, offset in part by $471,781 less amortization expenses in the current period because certain assets became fully amortized.


                                Page 28 of _____

     Management Fee Charged by Affiliate. Management fee expenses increased $178,027 or 11.2% to $1,761,236, consistent with the increase in revenues.

     Corporate and Other Expenses. Corporate and other expenses decreased $165,073 or 31.4% to $361,333 primarily due to lower professional fees and the absence of certain bank fees incurred in 1994 which did not recur in 1995.

     Operating Income. Operating income for the twelve months ended December 31, 1995 increased $1,751,469 or 30.1% to $7,579,757 from the $5,828,288 operating income in the comparable 1994 period. The improvement in operating results was due to increased profits on higher revenues.

     Interest Expense. Interest expense increased $515,272 or 4.1% to $12,991,954 primarily as a result of borrowing under the 1994 Credit Facility, higher non-cash interest expense related to the amortization of the original issue discount on the Senior Secured Notes and the payment of interest on the note due to the Principal Owner which resumed in November 1995, as per the terms of the Senior Secured Notes.

     Swap Retirement Costs. On February 25, 1994, the Partnership recognized a $941,671 loss on the early termination of a five-year reverse swap agreement it had entered into in connection with the issuance of the Senior Secured Notes. The loss represented the decline in value from December 31, 1993.

     Interest Income. Interest income decreased $30,838 to $216,535 primarily due to lower cash balances offset in part by the effects of higher interest rates.

Liquidity and Capital Resources

     The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility, under which $1,497,223 was outstanding at December 31, 1996 and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none of which was outstanding at December 31, 1996, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. (See Credit Agreements of the Company, below).


                                Page 29 of _____

         The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances which often include significant amounts for capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment. When necessary, to fund significant capital items, the Company borrowed under its 1994 Credit Facility.

     Cash flows provided by operating activities amounted to $2,407,644, $6,066,378 and $7,375,875 for the years ended December 31, 1994, 1995 and 1996, respectively. In 1995, cash generated from operations increased from 1994 primarily due to the absence of any losses from interest rate swap agreements and increased profits on higher revenues. In 1996, cash generated from operations increased from 1995 primarily due to increased profits on higher revenues, higher accounts payable balances, higher accrued interest and lower receivables from subscribers.

     Net cash used in investing activities amounted to $6,309,310, $7,483,249 and $4,799,240 for the years ended December 31, 1994, 1995 and 1996, respectively and included the following:

o In 1994, the Company incurred $5,886,530 in capital expenditures related to the expansion and rebuilding of the Systems and incurred $429,677 in other deferred costs.

o In 1995, the Company incurred $6,561,044 in capital expenditures related to the expansion and rebuilding of the systems, paid $350,000 in connection with the acquisition of the property, plant and equipment and intangibles of adjacent cable television systems and incurred $578,655 in other deferred costs.

o In 1996, the Company incurred $4,771,631 in capital expenditures related to the expansion and rebuilding of the systems, paid $40,000 in connection with the acquisition of equipment and intangibles of a telephone dial-up internet access provider and incurred $9,556 in other deferred costs.

     Net cash provided by financing activities amounted to $2,293,483 and $996,290 for the years ended December 31, 1994 and 1995, respectively, while net cash used in financing activities amount to $810,262 for the year ended December 31, 1996, which included the following:

o In 1994, the Company had $300,000 in borrowings under the new 1994 Credit Facility with Fleet Bank and made $481,891 in principal repayments under the Company's equipment credit facilities (See Credit Agreements of the Company, below). On February 25, 1994, the Company terminated the five year reverse swap thereby ending the requirement to maintain a cash collateral account.

o In 1995, the Company had $2,850,000 in borrowings and $1,100,000 in principal repayments under the new 1994 Credit Facility with Fleet Bank, made $402,729 in principal repayments under the Company's equipment credit facilities (See Credit Agreements of the Company, below).

o In 1996, the Company had $400,000 in borrowings and $952,777 in principal repayments under the 1994 Credit Facility with Fleet Bank, made $446,808 in principal repayments under the Company's equipment credit facilities (see Credit Agreements of the Company, below).


                                Page 30 of _____

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

     Credit Agreements of the Company. On December 31, 1996, the Company had cash and cash equivalents of $5,751,189 and the following credit arrangements:
(i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the 10% Note due August 20, 2000 to Simmons Communications Company, L.P. in the amount of $1,851,604 (the original principal amount plus accrued interest thereon through September 30, 1996); (iii) $5,000,000 principal amount in favor of Mr. Baum pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (iv) $2,500,000 three year term loan facility, with a $1,497,223 balance outstanding, and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none which was outstanding, secured by all the assets of the Company (on February 23,1996, this 1994 Credit Facility was amended and extended to May 31, 1996 and on June 28, 1996, the term loan of the 1994 Credit Facility was again extended to May 31, 1997); (v) $75,000 of Prime Subordinated Notes due July 31, 1997 in favor of a non-affiliated third party pursuant to a Non-Negotiable Subordinated Promissory Note; and (vi) $958,440 of certain other equipment credit facilities with various due dates not exceeding five years. The principal cash payments required under the Company's outstanding indebtedness for the fiscal years ended December 31, 1997, 1998, 1999 and 2000 are estimated to aggregate $1,954,292, $243,399, $198,040, and $1,975,422, respectively. The Company intends to use available cash and cash generated from operating activities to make such debt service payments. The principal cash payments required under the Company's outstanding indebtedness for the fiscal years ended December 31, 2001 are estimated to aggregate $25,011,114. The Company intends to use available cash generated from operating activities to make such debt service payments or refinance its indebtedness to satisfy such obligations.

     In the past, the Company has committed substantial capital resources for
(i) construction and expansion of existing Systems, (ii) routine replacement of cable television plant, (iii) increase in the channel capacity of certain of its Systems, (iv) acquisition of certain Systems, and (v) increase in the percentage of its Systems which are equipped with addressable technology. In 1994, 1995 and 1996 capital expenditures, excluding acquisitions, totaled $5,886,530, $6,561,044 and $4,771,631, respectively.

     The Company has budgeted approximately $5,600,000 for capital expenditures for the Systems during 1997, which includes $1,500,000 for rebuilding portions of the West Virginia, Pennsylvania, North Carolina and Vermont Systems, $600,000 for extensions on the Systems, $450,000 for Internet access and $3,050,000 for converters, customer installation material, and other capital expenditures. The Company believes it will have sufficient cash to fund all such capital expenditures. In addition, on January 31, 1997, the Company acquired a West Virginia cable system for $1,052,000 in cash.

     The Company believes that available working capital, the 1994 Credit Facility and cash flows generated from operations will be sufficient to allow it to meet its planned capital expenditures, meet its debt obligations and cover its other short and long term liquidity needs. Also, while the Company presently sees no reason to do so, it could adjust scheduled capital expenditures if the Company's liquidity position so warrants.


                                Page 31 of _____

Inflation

     Certain of the Company's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Company does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                Page 32 of _____

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive and key officers of Helicon Corp. and Baum Investments, Inc., the general partner of the Company, are set forth below.

Name                   Age     Position with Baum Investments and Helicon Corp.
Theodore B. Baum       62      Chairman of the Board of Directors; Chief
                               Executive Officer; and President
Gregory A. Kriser      46      Chief Operating Officer; Executive Vice President
Herbert J. Roberts     43      Chief Financial Officer; Treasurer; Senior Vice
                               President
David M. Baum          35      Senior Vice President of Operations
Thomas Gimbel          54      Vice President of Engineering
Ruth Baum              59      Vice President;  Director
George S. Psyllos      43      Vice President and Corporate Controller
Richard Hainbach       44      Secretary

     Mr. Baum has been Chief Executive Officer and President of Helicon Corp. since 1974. Mr. Baum is a 32-year veteran of the cable television industry. He is a former owner and Chief Operating Officer of Cable Information Systems, a company engaged in the ownership and operation of cable television systems. In June 1977, Mr. Baum founded the Company under the name Fayette Cablevision Company.

     Mr. Kriser has been Executive Vice President and Chief Operating Officer of Helicon Corp. since 1985. Mr. Kriser currently is a director of the Cable Telecommunications Association and Cable in the Classroom and a member of the National Academy of Cable Programming. Prior to joining Helicon Corp. in January 1985, Mr. Kriser had nine years management experience in the cable industry, including positions with UA Columbia Cablevision (1976-1977), Teleprompter Corporation (1977), Showtime Entertainment, Inc. (1977-1979), Satellite Vision Systems Partners (1983-1984) and United Satellite Communications, Inc. (1984). In addition, Mr. Kriser founded his own firm, GK Communications Corporation, a consulting firm to cable firms requiring financial, marketing, franchising and operations planning in major markets, which he served as President from 1979-1983.

     Mr. Roberts joined Helicon Corp. as Senior Vice President, Chief Financial Officer and Treasurer in January 1990. Previously he was Vice President of Prudential-Bache Capital Funding. Prior to joining Prudential-Bache in early 1988, he worked for the CBS Television Network where he had overall responsibility for the financial management of CBS's efforts in New Ventures such as CBS/Blackhawk Cable Systems, SportsChannel/American Movie Classics/Bravo, CBS CableConnects and CBS Broadcast International. Before joining CBS in 1981, he spent five years in public accounting with Touche Ross and Arthur Young.

     Mr. David Baum became Senior Vice President of Operations in January 1996. Previously, Mr. Baum was the Vice President of Marketing/Programming at Helicon Corp. since October 1989 when he rejoined the Company. In 1988, Mr. Baum was self employed as a real estate developer. Mr. Baum assisted in the construction of THGLP's cable television system in southwestern Pennsylvania between 1978 and 1981. In 1981 and 1982, he managed his own cable television marketing company. Mr. David Baum is the son of Mr. and Mrs. Baum.


                                Page 33 of _____

     Mr. Gimbel has been the Vice President of Engineering of Helicon Corp. since February 1989. Mr. Gimbel formerly was Chief Operating Officer of Fidelity Systems, Inc., a cable and telephone construction company. His prior affiliations also include Vice President of Engineering at Cablevision Industries, Inc. and Vice President, Systems Manager of Comcast Cablevision of Philadelphia. He has been active in the Society of Cable Television Engineers and the National Cable Television Association engineering committee. Mr. Gimbel is a licensed professional quality engineer.

     Mrs. Ruth Baum became a director and a Vice President of Helicon Corp. in July 1991. For more than two years prior thereto, Mrs. Baum was a passive investor in various cable television properties. She has acted as an advisor to Mr. Baum in connection with his varied cable interests. Mrs. Baum is the wife of Mr. Baum and the mother of David Baum.

     Mr. George Psyllos is the Vice President and Corporate Controller of Helicon Corp. Mr. Psyllos joined Helicon Corp. in December 1990. Prior to joining Helicon Corp., Mr. Psyllos held various financial management positions in Sea-Land Service Inc. (1988-1990), Purolator Courier Corp. (1980-1988), and Price Waterhouse & Co., LLC (1977-1980). Mr. Psyllos has been a Certified Public Account (CPA) since 1980 and is a member of the American Institute of CPA's and the New Jersey Society of CPA's.

     Mr. Richard Hainbach became the Secretary and General Counsel of Helicon Corp. in January 1996. Previously he was Vice President and General Counsel of Multi-Vision Cable TV Corp. Mr. Hainbach has more than nine years of legal experience in the cable industry. Prior to that, he was in private legal practice in New York City.


                                Page 34 of _____

ITEM 11. EXECUTIVE COMPENSATION

     Compensation to the principal executive officers is paid by Helicon Corp. from management fees paid to Helicon Corp., pursuant to the management agreement between the Company and Helicon Corp. The executive officers of Helicon Corp. are also executive officers of Baum Investments, Inc.

Summary Compensation Table

     The following table summarizes the compensation paid during 1994, 1995 and 1996 to the five highest paid executive officers of Helicon Corp.

                                                                           Other Annual            All Other
Name and Principal Position          Year     Salary          Bonus        Compensation         Compensation
---------------------------          ----     ------          -----        ------------         ------------

Theodore B. Baum                     1996    $62,700  (1       $-0-            $994,770  (2          $15,555  (5
    Chief Executive Officer;         1995     61,200  (1        -0-             962,250  (2              -0-
    President                        1994     60,600  (1        -0-             942,250  (2              -0-


Gregory A. Kriser                    1996    202,539        $50,000              87,750  (3              -0-
    Executive Vice President         1994    178,000            -0-              87,720  (3              -0-
                                     1995    168,000            -0-              87,617  (3              -0-

Herbert J. Roberts                   1996    198,211        $50,000              40,785  (3              -0-
   Senior Vice President; Chief      1995    174,000            -0-              40,770  (3              -0-
   Financial Officer; Treasurer      1994    165,000            -0-              40,609  (3              -0-


David M. Baum                        1996    204,464       $150,000  (4           1,300                  -0-
   Vice President                    1995    175,000            -0-               1,180                  -0-
                                     1994    160,000            -0-               1,180                  -0-

Thomas Gimbel                        1996    131,557        $30,000  (3          24,825  (3              -0-
   Vice President                    1995    114,000            -0-  (3          24,755  (3              -0-
                                     1994    108,000            -0-  (3          24,610  (3              -0-

----------
1) Includes payments made by Helicon Corp. pursuant to a current employment agreement with Mr. Baum. The employment agreement provides for annual compensation of $62,700 with certain escalation provisions therein. Under his employment agreement, Mr. Baum is engaged as the Chief Executive Officer of Helicon Corp. and its affiliates. Helicon Corp. also has a consulting arrangement with Elizabeth Baum, the daughter of Mr. and Mrs. Baum, pursuant to which Ms. Baum was paid $67,500 for her legal services as Assistant Secretary of Helicon Corp. Ruth Baum, Mr. Baum's wife, is employed by Helicon Corp. as its Vice President at an annual salary of $62,700.

2) Includes $935,000, $955,000 and $987,500 of consulting fees paid in 1994, 1995 and 1996 respectively, to TR Cable Consultants, a company owned by Theodore and Ruth Baum.

3) Includes consulting fees which have historically been paid by the Company, pursuant to consulting agreements between the Company and the individual consultants. Such consulting services have principally taken the form of strategic oversight and business planning.

4) Payment of the bonus was to Cable Marketing Group, a company owned by David
M. Baum and his wife, Sande Baum.

5) Represents the premium paid by Helicon Corp. pursuant to Mr. Baum's employment agreement which requires Helicon Corp. to provide $3.0 million of life insurance on Mr. Baum with the beneficiary of the policy to be designated by Mr. Baum.

Compensation of Directors

No Director of Baum Investments, Inc., (the general partner of the Company) or Helicon Corp. is presently compensated for any services provided as a director.


                                Page 35 of _____

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

     Each of Messrs. Kriser, Roberts and Gimbel have a consulting agreement with the Company which is disclosed in the footnotes to the summary compensation table. Additionally, in the event of a voluntary retirement or withdrawal of a limited partner of Helicon Partners I, L.P. which is controlled by a member of the management of the Company other than Theodore Baum or his immediate family, the Company has the right, and in the event of an involuntary retirement, the obligation, to purchase the partnership interests controlled by such member of management. The purchase price for such interests is the fair market value or the amount, if any, owed by such partners or their controlling shareholders to Theodore Baum under certain promissory notes. The purchase price is payable by delivery of the Company's subordinated note and, under certain circumstances, also partly in cash; all as more fully set forth in the Company's Agreement of Limited Partnership.


Board Compensation Committee Report on Executive Compensation

     For the 1994, 1995 and 1996 fiscal years, the Company had no compensation committee. The Company is controlled by Mr. Theodore Baum, the Chairman of the Board of Directors, Chief Executive Officer and President of Helicon Corp. and Baum Investments; and the compensation of the Company's executive officers is determined by Mr. Baum subject to the approval of the boards of directors of Helicon Corp. and Baum Investments.


                                Page 36 of _____

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number and percentage of interests in the Company owned by the Company's management and certain beneficial owners. HPI owns 99% of the interests in the Company. With the exception of Baum Investments, Inc. which has both a direct and indirect ownership interest in the Company, all beneficial ownership interests in the Company are owned indirectly through HPI. Other than as set forth below, no person or entity beneficially owns more than 5.0% of the limited partnership interests in the Company.

       Name and Address of Beneficial Owner            Type of Interest           Ownership
       ------------------------------------            ----------------           ---------
Baum Investments, Inc. (1)                              General Partner             1.990%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Helicon Corp. (1)                                       Limited Partner              .594%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Helicon Group Ltd. (1)                                  Limited Partner            61.320%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
TREDD Investors (1)                                     Limited Partner            15.583%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
TREDD TWO (1)                                           Limited Partner            16.721%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Theodore B. Baum (2)                                    Limited Partner            95.208%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Gregory A. Kriser (3) (6)                               Limited Partner             2.307%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Herbert J. Roberts(4) (6)                               Limited Partner              .990%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Thomas Gimbel(5) (6)                                    Limited Partner              .495%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Sandler Capital Management (7)                          Warrant Holder              8.368%
    767 Fifth Avenue
    New York, New York  10153
SunAmerica Investments, Inc. (7)                        Warrant Holder             13.947%
   1 SunAmerica Center
   Los Angeles, California  90067
All Directors and Officers as a Group (6 persons)                                  100.00%

----------
(1) Mr. Baum, Chief Executive Officer and President of the Company, owns all of the outstanding stock of Baum Investments, Inc., the sole general partner of the Company, and together with Ruth Baum, beneficially owns all of the stock of Helicon Group Ltd. and the trust interests in TREDD Investors and TREDD TWO. Baum Investments, Inc. also owns a 1.0% general partnership interest in HPI, and thus owns an additional indirect .99% limited partnership interest in the Company.

(2) Includes 1.00% general partnership interest held by Baum Investments, Inc., 61.320% limited partnership interest held by Helicon Group Ltd., 15.583% limited partnership interest held by TREDD Investors, 16.721% limited partnership interests held by TREDD Two, a .594% limited partnership interest held by Helicon Corp. and an .99% limited indirect partnership interest held by Baum Investments, Inc.

(3) Represents the 2.307% limited partnership interest held by GAK Cable, Inc. All of the outstanding shares of GAK Cable Inc., are owned by Gregory A. Kriser.

(4) Represents the .990% limited partnership interest held by Roberts Cable Corp. All of the outstanding shares of Roberts Cable Corp. are beneficially owned by Herbert J. Roberts.

(5) Represents the .495% limited partnership interest held by Gimbel Cable Corp. All of the outstanding shares of Gimbel Cable Corp. are owned by Thomas Gimbel.

(6) Disclaims beneficial ownership.

(7) Indirect limited partnership ownership through warrants to acquire interests in HPI. Disclaims beneficial ownership.


                                Page 37 of _____

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 8, 1996, the existing limited partners of The Helicon Group, L.P. ("THGLP") exchanged (the "Exchange") their limited partnership interests in THGLP for all Class A Common Limited Partnership Interests and Preferred Partnership Interests in Helicon Partners I, L.P. ("HPI"). As a result of this Exchange, THGLP became 99% owned by HPI (HPI now owns all of the limited partnership interests in THGLP and Baum Investments, Inc. continues to be the general partner of THGLP and to own a 1.00% general partnership interest in THGLP). The previous limited partners of the THGLP presently own 100% of the limited partnership interests of HPI, subject to dilution upon exercise of the warrants issued in connection with the Exchange, see Footnote 14 "Other Events".

     Helicon Corp. is responsible for the day-to-day management of the Systems pursuant to the existing management agreement with the Company , and in such capacity has executive decision making authority, subject to the control of Baum Investments. Helicon Corp. is owned and controlled by Mr. Baum, the owner of Baum Investments which is the general partner of the Company . The initial term of the existing management agreement between the Company and Helicon Corp. expires in November 2003 with the provision for automatic renewal in consecutive ten-year periods unless otherwise terminated. Management fees relating to the Systems are payable monthly in an amount equal to 5% of revenues from the operation of the Systems subject to certain limitations.

     The office building in Pennsylvania is leased by the Company from a Company owned by Mr. and Mrs. Baum. This lease covers approximately 10,000 square feet of space and continues through May 2005 at a triple net rent of approximately $5,200 per month plus certain adjustments. The Company believes that the terms of the lease are at least as favorable as could be obtained from third parties.


     Mr. Baum has contributed, directly or indirectly, unsecured, non-interest bearing personal promissory notes (the "Baum Notes") in the aggregate principal amount of $30.5 million to the capital of the Company. Although the Baum Notes are unconditional, they do not become payable except (i) in amounts starting at $19.5 million through December 15, 1994 and increasing thereafter in installments to a maximum of $30.5 million on December 16, 1996 and (ii) at such time after such dates as the Company's creditors shall have exhausted all claims against the Company's assets. Mr. Baum contributed the Baum Notes in order to enhance the overall creditworthiness of the Company. Mr. Baum is the beneficial owner of 96.17% of the equity interests of the Company, the enhancement of the Company's creditworthiness confers a benefit on him.


                                Page 38 of _____

     Pursuant to the management agreement (see Item 14.3 "Exhibits") between Helicon Corp. and the Company, during 1994, 1995 and 1996 the Company was charged management fees of $1.6 million, $1.8 million, and $1.9 million, respectively. Management fees are calculated based on the gross revenues of the Systems. Additionally, during 1994, 1995 and 1996, the Partnership was also charged $789,996, $639,477, and $980,000 respectively, for certain costs incurred by this related party on their behalf.

     TR Cable Consultants, a company owned by Theodore and Ruth Baum, received aggregate consulting fees of $935,000, $955,000 and $987,500 from Helicon Corp. in respect of consulting services provided by TR Cable Consultants to Helicon Corp. for the year ended December 31, 1994, 1995 and 1996, respectively. As executive officers of Helicon Corp., Theodore and Ruth Baum were paid salaries by Helicon Corp. with respect to their executive officer and administrative functions. Their compensation for non-executive officer and administrative functions, such as services performed with respect to the investigation of potential acquisitions and expansion of existing Systems by the Company and the development of marketing and financing strategies, was paid in the form of a consulting fee to TR Cable Consultants.

     On November 3, 1993, the Company implemented a roll-up plan to consolidate the ownership of the Systems previously held by the Predecessor Companies, to simplify the capital structure of such Predecessor Companies and increase the operating financial flexibility of the Systems. The roll-up plan was achieved by the transfer to the Company of substantially all the assets of such Predecessor Companies in exchange for equity interests in the Company in connection with which the Company assumed substantially all the obligations of such Predecessor Companies.

     Certain members of the Company's management borrowed funds from Mr. Baum in connection with their indirect purchase of limited partnership interests in Helicon Partners I, L.P. See Item 11 "Executive Compensation -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for disclosure regarding such arrangements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Form 10-K

1.   Financial Statements

     The following information is contained in the Financial section of this Annual Report for the fiscal year ended December 31, 1996 (see Page F-1 of this Report).

o    Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1995 and 1996
o Consolidated Statements of Operations for each of the three years ended December 31, 1996


                                Page 39 of _____

o Consolidated Statements of Changes in Partners' Deficit for each of the three years ended December 31, 1996
o Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996
o    Notes to the Consolidated Financial Statements

2.   Financial Statement Schedules

          The information called for by this item is either not applicable or included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1 Certificate of Limited Partnership of the Company filed August 10, 1993 (filed as Exhibit 3.1 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

3.2 Agreement of Limited Partnership of the Company dated as of November 3, 1993 (filed as Exhibit 3.2 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

3.3 Articles of Incorporation of HCC filed August 11, 1993 (filed as Exhibits 3.3 to Registration Statement No. 33-72468-01 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

3.4            Bylaws of HCC (filed as Exhibit 3.4 to
               Registration Statement No. 33-72468-01 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

4.1 Indenture dated as of October 15, 1993 between the Company, HCC and Shawmut Bank Connecticut, National Association as Trustee, relating to the 11% Series A Senior Secured Notes due 2003 and the 11% Series B Senior Secured Notes due 2003 of the Company and HCC (containing, as exhibits, specimens of the Series A Notes and the Series B Notes)(filed as Exhibit 4.1 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

4.2 Placement Agreement dated as of October 21, 1993 relating to the 11% Series A Senior Secured Notes due 2003 of the Company and HCC (filed as Exhibit
               4.2 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

4.3 Registration Rights Agreement dated as of November 3, 1993 relating to the 11% Series A Senior Secured Notes due 2003 of the Company and HCC (filed as Exhibit 4.3 to Registration Statement No. 33-72468 on form S-4 effective February 3, 1994 and incorporated herein by reference).


                                Page 40 of _____

4.4            Form of Letter of Transmittal (field as Exhibit
               4.4 to Registration Statement No. 33-72468 on Form
               S-4 effective February 3, 1994 and incorporated herein by reference).

4.5 Security Agreement dated as of November 3, 1993 relating to the security interest granted in the Collateral (filed as Exhibit 4.5 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

4.6 Cash Collateral Account, Security Pledge and Assignment Agreement dated as of November 3, 1993 relating to the deposit of certain proceeds of collateral into the Account (filed as Exhibit 4.6 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.1 Limited Recourse Promissory Note in the principal amount of $24,000,000 granted by Theodore B. Baum in favor of the Company (filed as Exhibit 10.1 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.2 Limited Recourse Promissory Note in the principal amount of $6,500,000 granted by Theodore B. Baum in favor of Baum Investments, Inc. and assigned to the Company (filed as Exhibit 10.2 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.3 Amended and Restated Note in the principal amount of $1,390,791.52 granted by the Company in favor of Simmons Communications Company, L.P. (filed as
               Exhibit 10.3 to Registration Statement No.
               33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.4 10% Subordinated Note dated August 20, 1992 in the principal amount of $1,250,000 granted by Vermont Cablevision Associates, L.P. in favor of Simmons Communications Company, L.P. marked "Amended, Restated & Replaced 11/3/93" (filed as Exhibit
               10.4 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.5 13% Subordinated Note dated August 20, 1992 in the principal amount of $2,250,000 granted by Vermont Cablevision Associates, L.P. in favor of Simmons Communications Company, L.P. marked "Paid 11/3/93" (filed as Exhibit 10.5 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.6           Assumption and Guarantee of Non-Negotiable
               Subordinated Note in the Original Principal Amount of $500,000 payable to Swapan K. Bose (filed as
               Exhibit 10.5 to Registration Statement No.
               33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).


                                Page 41 of _____

10.7 Amended and Restated Promissory Note in the principal amount of $5,000,000 granted by the Company in favor of Theodore B. Baum (filed as
               Exhibit 10.7 to Registration Statement No.
               33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.8. Management Agreement dated November 2, 1993 between the Company and Helicon Corp. (filed as Exhibit 10.8 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.9 Programming Supply Agreement dated November 3, 1993 between the Company and Helicon Corp. (filed as Exhibit 10.9 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.10 Amended and Restated Consulting Agreement dated October 1, 1993 among Helicon Corp., HGL, the Company and Thomas Gimbel (filed as Exhibit 10.10 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.11 Amended and Restated Consulting Agreement dated October 1, 1993 among Helicon Corp., HGL, the Company and Gregory A. Kriser (filed as Exhibit
               10.11 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.12 Amended and Restated Consulting Agreement dated October 1, 1993 among Helicon Corp., HGL, the Company and Herbert Roberts (filed as Exhibit
               10.12 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.13 Letter Agreement dated October 21, 1993 between the Company and the Bank of New York (filed as Exhibit 10.13 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

10.14 Loan Agreement dated as of December 19, 1994 by and among the Company, HCC and Fleet Bank (filed as Exhibit 10.14 to Form 10-K filed on April 12, 1995 and incorporated herein by reference).

10.15 Security Agreement dated as of December 19, 1994 by and among the Company, HCC and Fleet Bank
               (filed as Exhibit 10.15 to Form 10-K filed on
               April 12, 1995 and incorporated herein by reference).

10.16 Affiliate Subordination Agreement dated as of December 19, 1994 by and among HCC, the Company, Helicon Corp., Baum Investments, Inc., Theodore B. Baum and Fleet Bank (filed as Exhibit 10.16 to Form 10-K filed on April 12, 1995 and incorporated herein by reference).


                                Page 42 of _____

                                                                         Page
                                                                         ----

10.17. Intercreditor Agreement dated as of December 19, 1994 by and among the Company, HCC, Fleet Bank and Shawmut Bank Connecticut, National Association (filed as Exhibit 10.17 to Form 10-K filed on April 12, 1995 and incorporated herein by reference).

10.18 Letter Agreement dated as of December 19, 1994 between the Company and Fleet Bank (filed as Exhibit 10.18 to Form 10-K filed on April 12, 1995 and incorporated herein by reference).

10.19          First Amendment to Loan Agreement dated as of
               February 23, 1996 by and among the Company, HCC
               and Fleet Bank.                                            45

10.20          Second Amendment to Loan Agreement dated as of
               June 28, 1996 by and among the Company, HCC and
               Fleet Bank.                                                55
21.            List of Subsidiaries of Registrants (filed as
               Exhibit 21 to Registration Statement No. 33-72468 on Form S-4 effective February 3, 1994 and incorporated herein by reference).

22.            Financial Data Schedule.                                   81

b) Current Reports on Form 8-K

               None

c) Exhibits (See Item 14(a)3 above)

d) Financial Statements

               Not applicable.


                         Page 43 of _____

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 1997           THE HELICON GROUP, L.P.
                                 (Registrant)

                                 By: Baum Investments, Inc., its general partner


                                 By: /s/ Theodore B. Baum
                                    --------------------------------------------
                                    Theodore B. Baum
                                    President

                                 By: /s/ Herbert J. Roberts
                                    --------------------------------------------
                                    Herbert J. Roberts
                                    Senior Vice President
                                    (Principal Financial and Accounting Officer)

Dated:  March 21, 1997           HELICON CAPITAL CORP.
                                 (Registrant)

                                 By: /s/ Theodore B. Baum
                                    --------------------------------------------
                                    Theodore B. Baum
                                    President

                                 By: /s/ Herbert J. Roberts
                                    --------------------------------------------
                                    Herbert J. Roberts
                                    Senior Vice President
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                   Date
---------                                -----                   ----

BAUM INVESTMENTS, Inc.,
as general
partner of
THE HELICON GROUP, L.P.

/s/ Theodore B. Baum       President (Principal Executive        March  21, 1997
--------------------       Officer); Director
Theodore B. Baum

/s/ David M. Baum          Senior Vice President;                March  21, 1997
--------------------       Director
David M. Baum

HELICON CAPITAL CORP.

/s/ Theodore B. Baum       President (Principal Executive        March  21, 1997
--------------------       Officer); Director
Theodore B. Baum

/s/ David M. Baum          Senior Vice President;                March  21, 1997
--------------------       Director


                               Page ____ of _____

                                                                  Exhibit 10.19
                        FIRST AMENDMENT TO
                          LOAN AGREEMENT

     THIS FIRST AMENDMENT TO LOAN AGREEMENT (hereinafter referred to as the "Amendment") is entered into as of the 23rd day of February, 1996 by and between FLEET BANK, a New York banking corporation with an office at 1051 Union Avenue, Newburgh, New York 12550 (the "Bank"); and THE HELICON GROUP, L.P., a Delaware limited partnership (the "Company"), and HELICON CAPITAL CORP., a Delaware corporation ("HCC"), each with their principal office at 630 Palisade Avenue, Englewood Cliffs, New Jersey 07632 (the Company and HCC or hereinafter collectively referred to as the "Borrowers").

     The Borrowers and the Bank are parties to that certain Loan Agreement dated December 19, 1994 (the "Agreement") pursuant to which the Borrowers are indebted to the Bank. Such indebtedness is evidenced by the Borrowers' Secured Term Note in the principal amount of $2,500,000, dated December 19, 1994 (the "Term Note"), and the Borrowers' Secured Line of Credit Note in the principal amount of $2,500,000, dated December 19, 1994 (the "Line of Credit Note") (The Term Note and the Line of Credit Note shall hereinafter be collectively referred to as the "Notes"). The outstanding balance of the Line of Credit Note is presently $0 and the outstanding balance of the Term Note is presently $2,050,000. The Borrowers' obligations under the Notes and the Agreement are secured by the Security Documents referred to in and executed in connection with the Agreement (the "Security Documents").

     The Borrowers have recently incurred certain expenses with regard to the Borrowers' upgrading of their computer billing system (the "System Upgrade"). In connection therewith, the Borrowers have requested that the Bank extend to the Borrowers, in accordance with the terms and conditions set forth herein and in the Agreement, an additional loan facility in the principal amount of $318,000, and the Bank has agreed to such payment subject to the terms hereof. The Borrowers hereby agree and acknowledge that all proceeds of such additional loan facility shall be utilized to pay a substantial portion of the expenses incurred by the Borrowers with regard to the System Upgrade.

     Borrower has also requested that the Maturity Date of the Line of Credit Loan be extended from November 30, 1995 to May 31, 1996 and the Bank has agreed to such request.

     Subject to the terms and conditions set forth in this Amendment and set forth in the Agreement, the Bank is willing to: (i) extend the maturity of the Line of Credit Note to May 31, 1996; and (ii) extend the above-described additional $318,000 loan facility to the Borrowers.


                                Page 44 of _____

     NOW, THEREFORE, in consideration of the foregoing, and for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Bank and the Borrowers hereby agree as follows:

     1. Acknowledgment of Recitals. The Bank and the Borrowers hereby acknowledge that the recitals set forth above are true and accurate, and are, by this reference, incorporated herein.

     2. Capitalized Terms. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Agreement.

     3. Extension of Maturity. The parties hereto agree and acknowledge that the date for final payment in full of the Line of Credit Note is hereby extended to May31, 1996 and that the Agreement and the Line of Credit Note a hereby amended to reflect such extension.

     4. Amended Definitions. The definitions of the terms "Line of Credit Note", "Notes", "Loans" and "Maturity Date" in Section 1.01of the Agreement are hereby amended to read as follows:

     "Line of Credit Note" shall mean the Amended and Restated Line of Credit
     Note issued by the Borrowers to the Bank on the Amendment Date to evidence the Line of Credit Loan. Such note shall be in the form of Exhibit A-2 annexed hereto with all blanks appropriately completed.

     "Loans" shall mean the loans made by the Bank to the Borrowers pursuant to this Agreement, including the Term Loan, the Equipment Loan and the Line of Credit Loan.

     "Maturity Date" shall mean May 31, 1996.

     "Notes" shall mean the Term Note, the Equipment Note and the Line of Credit Note.

     5. Additional Definitions. The following new definitions are hereby added to Section 1.01 of the Agreement in the appropriate alphabetical sequence:

     "Amendment" shall mean the Amendment To Loan Agreement by and between the Borrowers and the Bank, dated the Amendment Date.

     "Amendment Date" shall mean February 23, 1996.

     "Equipment Loan" shall mean the term loan by the Bank to the Borrowers pursuant to Section 2.O1A of this Agreement.


                                Page 45 of _____

     "Equipment Note" shall mean the secured term promissory note, dated the Amendment Date, issued by the Borrowers to the Bank in the original principal amount of $238,000, in the form of Exhibit A-3 annexed hereto and made a part hereof, with all blanks appropriately completed."

     6. Equipment Loan. The Agreement is hereby amended by adding thereto the following new Section 2.O1A immediately following Section 2.01:

     "2.0lA. Equipment Loan.

     (a) Equipment Loan. Subject to the terms and conditions set forth in this Agreement, on the Amendment Date (or on later date or dates pursuant to this Section 2.O1A) the Bank shall make a term loan to the Borrowers (the "Equipment Loan") in the amount of Three Hundred Eighteen Thousand Dollars ($318,000).

     (b) Equipment Note. The Equipment Loan shall be evidenced by the Equipment Note and shall bear interest, mature and be payable as set forth in the Equipment Note and in this Agreement.

     (c) Repayment of Equipment Loan. The Equipment Loan shall be repaid in sixty (60) consecutive monthly payments of principal, payable on the last day of each month, beginning on March 31, 1996 and ending on February 28, 2001, with the first 59 payments to be in the amount of Five Thousand Three Hundred Dollars ($5,300), and the final payment to be in an amount equal to the remaining principal due under the Equipment Loan.

     (d) Use of Proceeds of Equipment Loan. The parties hereby agree and acknowledge that the sole use of the proceeds of the Equipment Loan shall be to pay the expenses incurred by the Borrowers in connection with the System Upgrade."

     7. Paragraph (a) of Section 2.03 of the Agreement is hereby amended to read in its entirety as follows:

          "(a) Voluntary Prepayments. The Borrowers may at any time pay or prepay the outstanding principal balance of the Term Note, the Equipment Note and/or the Line of Credit Note, in whole or in part from time to time, without premium or penalty, upon not less than two (2) Business Days prior written notice to the Bank, so long as each prepayment or reduction is in an amount equal to or exceeding Fifty Thousand Dollars ($50,000), or if less, the unpaid principal balance of the Term Note, the Equipment Note and/or the Line of Credit Note, as the case may be."


                                Page 46 of _____

     8. Paragraph (b) of Section 2.03 of the Agreement is hereby amended to read in its entirety as follows:

          "(b) Application of Prepayments. Prepayments of the Loans shall be applied first to any overdue interest under the Notes, then to the outstanding principal of the Line of Credit Note, then to the next succeeding scheduled payments of the principal of the Equipment Note, and finally to the next succeeding scheduled payments of the principal of the Term Note".

     9. The last sentence of Paragraph (b) of Section 2.11 of the Agreement is hereby amended to read in its entirety as follows:

          "The covenants contained in this Section shall survive until all of the Loan (i.e, Line of Credit Loan, Equipment Loan or Term Loan) has been paid in full."

     10. Paragraph (a) of Section 4.01 of the Agreement is hereby amended to read in its entirety as follows:

          "(a) Representations and Warranties True. The representations and warranties set forth in Article III hereof and in the Security Documents shall be true and correct in all material respects on and as of the date hereof and the Amendment Date and shall be true and correct in all material respects as of the date the initial Advance is made and as of the date an initial advance is made with regard to the Term Note and/or the Equipment Note."

     11. The introductory Paragraph to Section 4.02 of the Agreement is hereby amended to read in its entirety as follows:

          "4.02. Subsequent Loans.

          The Bank shall have no obligation to make any subsequent advance of the Term Loan or the Equipment Loan or any subsequent Advance of the Line of Credit Loan unless the following conditions are satisfied:"

     12. Paragraph (a) of Section 4.02 of the Agreement is hereby amended to read in its entirety as follows:

          "(a) Representations and Warranties True. The representations and warranties set forth in Article III hereof and in the Security Documents shall be true and correct in all material respects as of the date such Advance is made and as of the date an advance is made with regard to the Term Note and/or the Equipment Note."


                                Page 47 of _____

     13. The Agreement is hereby amended by deleting the form attached to the Agreement as Schedule A-2 and inserting in lieu thereof the form attached to this Amendment as Schedule 1.

     14. The Agreement is hereby amended by adding thereto Exhibit A-3 in the form attached to this Amendment as Schedule 2.

     15. The Borrowers hereby represent that Exhibit C to the Agreement remains accurate and complete as of the date hereof.

     16. Reaffirmation of Representations and Warranties. To induce the Bank to enter into this Amendment, the Borrowers hereby represent and warrant to the Bank that on the date hereof, there exists neither an "Event of Default" under the Agreement, as amended hereby (or any other agreement or document executed pursuant thereto), nor any event which would constitute such an Event of Default but for the passage of time or for the giving of notice or both. The Borrowers hereby reaffirm and restate that all representations and warranties set forth in Sections 3.01 through 3.27 of the Agreement, as amended hereby, are true and correct as of the date hereof. For the purposes of such restated representations and warranties, all references herewith the "Agreement" shall be deemed to refer to the Agreement as amended hereby, and the use of "hereunder", "herein" and words of similar import shall be deemed to refer to the Agreement as amended hereby, and all references to the Notes shall be deemed to refer to the Line of Credit Note, the Term Note and the Equipment Note. All covenants and agreements by the Borrowers contained in Articles V and VI of the Agreement, and all Events of Default and remedies contained in Article VII of the Agreement, and all defined terms contained in Agreement, are, except to the extent amended hereby, incorporated into this Amendment by reference as though specifically set forth herein.

     17. Authority to Execute. The Borrowers hereby represent and warrant to the Bank (which representation and warranty shall be deemed to be incorporated into the Agreement), that the execution, delivery and performance by the Borrowers of this Amendment and the Equipment Note have been duly authorized by all required partnership and/or corporate action of the Borrowers and its partners and will not conflict with or constitute a violation of the Company's Agreement of Limited Partnership or Certificate of Limited Partnership, any of HCC's governing documents, or any other instrument or agreement to which either of the Borrowers is a party, or by which either of the Borrowers is bound; and this Amendment and the Notes (including the Equipment Note) constitute the valid and binding obligations of the Borrowers, enforceable in accordance with their terms.


                                Page 48 of _____

     18. Conditions Regarding the Amendment. In addition to the other conditions set forth in Article IV of the Agreement, the Bank's obligations under this Amendment are subject to the following conditions:

          (a) The Borrowers and the Bank shall have executed and delivered this Amendment;

          (b) The Borrowers shall have executed and delivered to the Bank the Equipment Note in the form attached hereto as Exhibit 2; and

          (c) The Borrowers shall have delivered to the Bank: (i) a written consent of the General Partner of the Company authorizing the execution and delivery by the Company of this Amendment and the Equipment Note; (ii) a written consent of the board of directors of HCC authorizing the execution and delivery by HCC of this Amendment and the Equipment Note; and (iii) any and all other documents and instruments required by the Bank in connection therewith.

     19. Expenses. The Borrowers will pay to the Bank all out-of-pocket expenses, costs and charges incurred by the Bank (including reasonable fees and disbursements of counsel) in connection with the preparation and implementation of this Amendment.

     20. Security Documents. The Borrowers hereby confirm that the Security Documents that secure the Notes shall continue in full force and effect to secure Borrowers' obligations under the Notes (including, without limitation, the Equipment Note) and the Agreement, as amended hereby, and all other obligations of the Borrowers to the Bank, whether now existing or hereafter arising.

     21. Continuing Effect of Agreement, Notes. Except as amended hereby, the Agreement, all Security Documents and all other documents securing, guaranteeing or assuming obligations under the Agreement, the Notes (as amended), and all indebtedness incurred pursuant thereto, and all other instruments or documents executed in connection with the Agreement, shall remain in full force and effect, shall continue to secure the Notes and the Agreement (as amended hereby) and are, in all respects, hereby ratified.


                                Page 49 of _____

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers as of the date first above written.

                        Borrowers:

                                          HELICON CAPITAL CORP.


                                          By: /s/ Herbert J. Roberts
                                             -----------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          THE HELICON GROUP, L.P.
                                          By its General Partner,
                                          Baum Investments, Inc.


                                          By: /s/ Herbert J. Roberts
                                             -----------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          Bank:

                                          FLEET BANK


                                          By: /s/ Michael DiSalvo
                                             -----------------------------------
                                              Michael DiSalvo
                                              Vice President


                                Page 50 of _____

                                   SCHEDULE 1

                                   EXHIBIT A-2

                AMENDED AND RESTATED SECURED LINE OF CREDIT NOTE

$2,500,000                                                          February 23,
1996

     FOR VALUE RECEIVED, HELICON CAPITAL CORP., a Delaware corporation and THE HELICON GROUP, L.P., a Delaware limited partnership (collectively the "Borrowers"), do hereby promise jointly and severally to pay to the order of FLEET BANK, a New York banking corporation with an office at 1051 Union Avenue, Newburgh, New York (the "Lender"), on May 31, 1996, the principal sum of Two Million Five Hundred Thousand Dollars ($2,500,000), or, if less, the outstanding amount of Advances by the Lender to the Borrowers under Section 2.02 of the Loan Agreement by and between the Borrowers and the Lender, dated December 19, 1994, as amended by that Amendment to Loan Agreement, dated February 23, 1996 (as so amended, the "Loan Agreement"), as evidenced by the Loan Account referred to therein, together with interest as provided in the Loan Agreement on any and all principal amounts remaining unpaid hereunder from time to time, from the date hereof until payment in full hereof, payable monthly in arrears, computed on the average daily principal balance in the Borrowers' Loan Account as provided in the Loan Agreement. Interest shall be calculated on the basis of a three hundred sixty-five (365) day year counting the actual number of days elapsed. Both principal and interest are payable in lawful money of the United States of America at any office of the Bank in immediately available funds.

     Notwithstanding any other terms or conditions hereof, in no event shall the amount of interest paid or agreed to be paid to the Lender hereunder exceed the maximum interest rate permissible under applicable law. If, for any reason, fulfillment of any obligation of the Borrowers shall result in such maximum interest rate being exceeded, then such obligation, automatically and without action or notice by the Lender, shall be reduced to such maximum valid amount and any amount received by the Lender in excess thereof shall be applied to the reduction of principal outstanding and not to interest.

     This Note is the Line of Credit Note referred to in, and is entitled to the benefits of, the Loan Agreement. Reference is made to the Loan Agreement regarding certain rights as to the repayment and the acceleration of the maturity hereof. If this Note is not paid when due and is placed by the holder hereof in the hands of an attorney for collection, through legal proceedings or otherwise, the Borrowers will pay a reasonable attorneys' fee to the holder hereof together with the reasonable costs and expenses of collection.


                                Page 51 of _____

     The Borrowers and any guarantor(s) hereof (collectively, the "Obligors") and each of them: (i) waive presentment, demand, notice of demand, protest, notice of protest and notice of nonpayment and any other notice required by law to be given to any of Obligors in connection with the delivery, acceptance, performance, default or enforcement of this Note, or of any endorsement or guaranty of this Note, or of any document or instrument evidencing any security for the payment of this Note; and (ii) consent to any and all delays, extensions, renewals or other modifications of this Note, or waivers of any term hereof, or the release or discharge by the Lender of any of the Obligors, or any release, substitution or exchange of any security for the payment hereof, or the failure to act on the part of the Lender, or any indulgence effected by the Lender from time to time and in one or more instances (without notice to or further assent from any of the Obligors), and agree that no such action, failure to act or failure to exercise any right or remedy on the part of the Lender shall in any way affect or impair the obligations of any of the Obligors or be construed as a waiver by Lender of, or otherwise affect, any of Lender's rights under this Note, or under any endorsement or guaranty of this Note, or under any document or instrument evidencing any security for the payment of this Note.

     This Note is delivered in and shall be construed under the internal laws (and not the law of conflicts) of the State of New York, and in any litigation in connection with, or enforcement of, this Note or of any endorsement or guaranty of this Note or any security given for the payment hereof, the Obligors, and each of them, HEREBY CONSENT TO AND CONFER PERSONAL JURISDICTION UPON COURTS OF THE STATE OF NEW YORK OR OF THE FEDERAL GOVERNMENT, AND EXPRESSLY WAIVE ANY OBJECTIONS AS TO VENUE IN ANY OF SUCH COURTS, AND AGREE THAT SERVICE OF PROCESS MAY BE MADE ON THE OBLIGORS BY MAILING A COPY OF THE SUMMONS TO THEIR RESPECTIVE ADDRESSES. The Obligors, and each of them hereby further expressly WAIVE ANY RIGHT TO TRIAL BY JURY of any claim, demand, action or cause of action: (i) arising under this Note or any other instrument, document or agreement executed or delivered in connection herewith; or (ii) in any way connected with or incidental to the dealings of the Obligors or the Lender or any of them with respect to this Note or any other instrument, document or agreement executed or delivered in connection herewith, or the transactions related hereto or thereto, in each case regardless of whether the claim, demand, action or cause of action: (x) is now existing or hereafter arises; and (y) sounds in contract or tort or otherwise; AND THE OBLIGORS HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY A COURT TRIAL WITHOUT A JURY AND THAT THE LENDER MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS PARAGRAPH WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE OBLIGORS TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.


                                Page 52 of _____

        IN WITNESS WHEREOF, the Borrowers have caused this Note to be executed by their duly authorized representatives as of the day and year set forth above.

WITNESS:                                  THE HELICON GROUP, L.P.
                                          By its general partner,
                                          Baum Investments, Inc.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          HELICON CAPITAL CORP.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer


                                Page 53 of _____

                                   SCHEDULE 2

                                   EXHIBIT A-3

                             SECURED EOUIPMENT NOTE

$318,000                                                       February 23, 1996

     FOR VALUE RECEIVED, HELICON CAPITAL CORP., a Delaware corporation and THE HELICON GROUP, L.P., a Delaware limited partnership (collectively the "Borrowers"), do hereby promise jointly and severally to pay to the order of FLEET BANK, a New York banking corporation with an office at 1051 Union Avenue, Newburgh, New York 12550 (the "Lender"), the principal sum of Three Hundred Eighteen Thousand Dollars ($318,000), or, if less, the principal amount loaned by the Lender to the Borrowers under Section 2.OlA of the Loan Agreement referenced below, in Fifty-nine (59) consecutive monthly installments of $5,300 each, payable on the last business day of each month commencing on March 31, 1996, with a final (60th) installment on February 28, 2001 of all remaining principal amounts outstanding hereunder.

     The Borrowers shall also pay interest on the principal amount from time to time outstanding hereunder at the rate per annum equal to one and one-half percent (1 1/2%) in excess of the rate announced by the Bank from time to time as its prime rate (the "Prime Rate"), with such rate changing on the effective date of each change in the Prime Rate. Such rate is subject to increase upon default as provided in that certain Loan Agreement by and between the Borrowers and Lender, dated December 19, 1994, as amended by that certain First Amendment to Loan Agreement dated February 23, 1996 (as so amended, the "Loan Agreement"). Interest shall be calculated on the basis of a three hundred sixty-five (365) day year counting the actual number of days elapsed. Both principal and interest are payable in lawful money of the United States of America at the office of the Lender set forth above in immediately available funds.

     Notwithstanding any other terms or conditions hereof, in no event shall the amount of interest paid or agreed to be paid to the Lender hereunder exceed the maximum interest rate permissible under applicable law. If, for any reason, fulfillment of any obligation of the Borrowers shall result in such maximum interest rate being exceeded, then such obligation, automatically and without action or notice by the Lender, shall be reduced to such maximum valid amount and any amount received by the Lender in excess thereof shall be applied to the reduction of principal outstanding and not to interest.

     This Note is the Equipment Note referred to in, and is entitled to the benefits of, the Loan Agreement. Reference is made to the Loan Agreement regarding certain rights as to the repayment and the acceleration of the maturity hereof. If this Note is not paid when due and is placed by the holder hereof in the hands of an attorney for collection, through legal proceedings or otherwise, the Borrowers will pay a reasonable attorneys' fee to the holder hereof together with the reasonable costs and expenses of collection.


                                Page 54 of _____

     The Borrowers and any guarantor(s) hereof (collectively, the "Obligors") and each of them: (i) waive presentment, demand, notice of demand, protest, notice of protest and notice of nonpayment and any other notice required by law to be given to any of Obligors in connection with the delivery, acceptance, performance, default or enforcement of this Note, or of any endorsement or guaranty of this Note, or of any document or instrument evidencing any security for the payment of this Note; and (ii) consent to any and all delays, extensions, renewals or other modifications of this Note, or waivers of any term hereof, or the release or discharge by the Lender of any of the Obligors, or any release, substitution or exchange of any security for the payment hereof, or the failure to act on the part of the Lender, or any indulgence effected by the Lender from time to time and in one or more instances (without notice to or further assent from any of the Obligors), and agree that no such action, failure to act or failure to exercise any right or remedy on the part of the Lender shall in any way affect or impair the obligations of any of the Obligors or be construed as a waiver by Lender of, or otherwise affect any of Lender's rights under this Note, or under any endorsement or guaranty of this Note, or under any document or instrument evidencing any security for the payment of this Note.

     This Note is delivered in and shall be construed under the internal laws (and not the law of conflicts) of the State of New York, and in any litigation in connection with, or enforcement of, this Note or of any endorsement or guaranty of this Note or any security given for the payment hereof, the Obligors, and each of them, HEREBY CONSENT TO AND CONFER PERSONAL JURISDICTION UPON COURTS OF THE STATE OF NEW YORK OR OF THE FEDERAL GOVERNMENT, AND EXPRESSLY WAIVE ANY OBJECTIONS AS TO VENUE IN ANY OF SUCH COURTS, AND AGREE THAT SERVICE OF PROCESS MAY BE MADE ON THE OBLIGORS BY MAILING A COPY OF THE SUMMONS TO THEIR RESPECTIVE ADDRESSES. The Obligors, and each of them, hereby further expressly WAIVE ANY RIGHT TO TRIAL BY JURY of any claim, demand, action or cause of action: (i) arising under this Note or any other instrument, document or agreement executed or delivered in connection herewith; or (ii) in any way connected with or incidental to the dealings of the Obligors or the Lender or any of them with respect to this Note or any other instrument, document or agreement executed or delivered in connection herewith or the transactions related hereto or thereto, in each case regardless of whether the claim, demand, action or cause of action: (x) is now existing or hereafter arises; and (y) sounds in contract or tort or otherwise; AND THE OBLIGORS HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY A COURT TRIAL WITHOUT A JURY AND THAT THE LENDER MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS PARAGRAPH WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE OBLIGORS TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.


                                Page 55 of _____

     IN WITNESS WHEREOF, the Borrowers have caused this Note to be executed by their duly authorized representatives as of the day and year set forth above.

WITNESS:                                  THE HELICON GROUP, L.P.
                                          By its general partner,
                                          Baum Investments, Inc.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          HELICON CAPITAL CORP.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer


                                Page 56 of _____

                                                                  Exhibit 10.20

                               SECOND AMENDMENT TO
                                 LOAN AGREEMENT

     THIS SECOND AMENDMENT TO LOAN AGREEMENT (hereinafter referred to as the "Amendment") is entered into as of the 28th day of June, 1996 by and between FLEET RANK, a New York banking corporation with an office at l051 Union Avenue, Newburgh, New York 12550 (the "Bank"); and THE HELICON GROUP, L.P. a Delaware limited partnership (the "Company"), and HELICON CAPITAL CORP., a Delaware corporation ("HCC"), each with their principal office at 630 Palisade Avenue, Englewood Cliffs, New Jersey 07632 (the Company and HCC or hereinafter collectively referred to as the "Borrowers").

     The Borrowers and the Bank are parties to that certain Loan Agreement dated December 19, 1994, as amended by a First Amendment To Loan Agreement dated February 23, 1996 (as so amended, the "Agreement") pursuant to which the Borrowers are indebted to the Bank. Such indebtedness is evidenced by the Borrowers' Secured Term Note dated December 19, 1994 in the principal amount of $2,500,000 with a present outstanding balance of $2,050,000 (the "Term Note"), the Borrowers' Amended and Restated Secured Line of Credit Note dated February 23, 1996 in the principal amount of $2,500,000 with a present outstanding balance of $400,000 (the "Line of Credit Note") and the Borrowers' Secured Equipment Note in the principal amount of $318,000 (the "Equipment Note") (The Term Note, the Line of Credit Note and the Equipment Note are hereinafter collectively referred to as the "Notes").

     The Line of Credit Note matured on May 31, 1996, and the Borrower has requested that the Maturity Date of the Line of Credit Loan be extended to May 31, 1997. The Borrower has also requested that the outstanding balance of the Line of Credit Note ($400,000) be moved to the Term Note through a final advance of $400,000 under the Term Note that will be used to pay off the present balance of the Line of Credit Note. The Bank has agreed to such requests subject to the terms hereof.


     NOW, THEREFORE, in consideration of the foregoing, and for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Bank and the Borrowers hereby agree as follows:

     1. Acknowledgment of Recitals, The Bank and the Borrowers hereby acknowledge that the recitals set forth above are true and accurate, and are, by this reference, incorporated herein.

     2. Capitalized Terms. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Agreement.



                                Page 57 of _____

        3. Extension of Maturity. The parties hereto agree and acknowledge that the date for final payment in full of the Line of Credit Note is hereby extended to May 31, 1997 and that the Agreement and the Line of Credit Note are hereby amended to reflect such extension. All other terms of the Agreement relating to Line of Credit Loans shall remain in effect.

     4. Amended Definitions. The definitions of the terms "Maturity Date" and "Term Note" in Section 1.01 of the Agreement are hereby amended to read as follows:

     "Term Note" shall mean the Term Note issued by the Borrowers to the Bank on the Second Amendment Date to evidence the Term Loan, such note to be in the form of Exhibit A-l annexed hereto, with all blanks appropriately completed. The Term Note replaces a term note issued on December 19, 1994 in the principal amount of $2,500,000.

     "Maturity Date" shall mean May 31, 1997.

     5. Additional Definitions. The following new definitions are hereby added to Section 1.01 of the Agreement in the appropriate alphabetical sequence:

          "Second Amendment" shall mean the Second Amendment To Loan Agreement by and between the Borrower and the Bank, dated the Second Amendment Date.

          "Second Amendment Date" shall mean June 28, 1996.

     6. Amendment To Section 2.01.

          Section 2.01 of the Loan Agreement is hereby amended to read as follows:

               2.01.Term Loan.

          (a) Term Loan. Subject to the terms and condition. contained in this Agreement, the Bank shall make a term loan to the Borrowers (the "Term Loan") in the amount of Two Million Four Hundred Fifty Thousand Dollars ($2,450,000). If the Borrowers so request, the Term Loan may be advanced in stages as and when requested by the Borrowers in writing to the Bank, provided that (i) each such advance of the Term Loan shall be in the amount of at least $100,000 and (ii) no advances of the Term Loan shall be made after June 28, 1996. The Borrowers acknowledge as of the Second Amendment Date that a final advance under the Term Loan in the amount of $400,000 has been made on the Second Amendment Date and the proceeds of such advance have been applied to reduce the balance of the Line of Credit Note to zero on the Second Amendment Date, said transaction having been accomplished internally by the Bank. The Borrowers acknowledge that as of the Second Amendment Date as a result of such transaction the outstanding balance of the Term Note is $2,450,000, and the Bank has no obligation to make further loans under the Term Note.


                                Page 58 of _____

          (b) Term Note. The Term Loan shall be evidenced by the Term Note and shall bear interest, mature and be payable as set forth in the Term Note and in the Agreement.

          (c) Repayment of Term loan. The Term Loan shall be repaid in eighteen
     (18) consecutive monthly payments of principal, payable on the last day of each month, beginning on June 30, 1996 and ending on November 30, 1997, with the first 17 payments to be in the amount of $136,111, and the final payment to be in the amount of all remaining principal of the Term Loan.

          (d) Use of Proceeds of Term Loan. The proceeds of the Term Loan shall be used only for Capital Expenditures of the Borrowers in connection with the Systems, provided that the final advance of the Term Loan on the Second Amendment Date (in the amount of $400,000) shall be applied on the Second Amendment Date to reduce to zero the outstanding balance of the Line of Credit Note.

     7. Replacement of Exhibit A-1; Replacement of Term Note.

     Exhibit A-1 to the Loan Agreement is hereby replaced by Exhibit A-1 attached to this Amendment. Simultaneously herewith the Borrowers shall execute and deliver to the Bank the term note in the form attached hereto as Exhibit A-1 to replace the existing term note, but the replacement term note shall not constitute a novation of the existing term note. All references in the Loan Agreement and the Security Documents to the "Term Note" shall mean the term note issued on the Second Amendment Date in the principal amount of $2,450,000, and all references to the "Notes" shall be deemed to refer to the Line of Credit Note, the Term Note issued on the Second Amendment Date in the principal amount of $2,450,000, and the Equipment Note. The Bank's obligations hereunder shall not be effective until the replacement Term Note has been executed and delivered by the Borrowers and delivered to the Bank.

     8. Reaffirmation of Representations and Warranties. To induce the Bank to enter into this Amendment, the Borrowers hereby represent and warrant to the Bank that on the date hereof, there exists neither an "Event of Default" under the Agreement, as amended hereby (or any other agreement or document executed pursuant thereto), nor any event which would constitute such an Event of Default but for the passage of time or for the giving of notice or both

     9 Authority to Execute. The Borrowers hereby represent and warrant to the Bank (which representation and warranty shall be deemed to be incorporated into the Agreement), that the execution, delivery and performance by the Borrowers of this Amendment have been duly authorized by all required partnership and/or corporate action of the Borrowers and its partners and will not conflict with or constitute a violation of the Company's Agreement of Limited Partnership or Certificate of Limited Partnership, any of HCC's governing documents, or any other instrument or agreement to which either of the Borrower's is a party, or by which either of the Borrowers is bound; and this Amendment constitutes the valid and binding obligations of the Borrowers, enforceable in accordance with their terms.


                                Page 59 of _____

10. Continuing Effect of Agreement. Except as amended hereby, the Agreement, all Security Documents and all other documents securing, guaranteeing or assuming obligations under the Agreement, the Notes (as amended), and all indebtedness incurred pursuant thereto, and all other instruments or documents executed in connection with the Agreement, shall remain in full force and effect, shall continue to secure the Notes and the Agreement (as amended hereby) and are in all respects hereby ratified.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers as of the date first above written

                                          Borrowers:

                                          HELICON CAPITAL CORP.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          THE HELICON GROUP, L.P.
                                          By its General Partner,
                                          Baum Investments, Inc.


                                          By: /s/ Herbert J. Roberts
                                             ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          Bank:

                                          FLEET BANK


                                          By: /s/ Michael DiSalvo
                                             ---------------------------------
                                              Michael DiSalvo
                                              Vice President


                                Page 60 of _____

                                   EXHIBIT A-1

                                SECURED TERM NOTE

$2,450,000                                                         June 28, 1996

     FOR VALUE RECEIVED, HELICON CAPITAL CORP., a Delaware corporation and THE HELICON GROUP, L.P., a Delaware limited partnership (collectively the "Borrowers"), do hereby promise jointly and severally to pay to the order of FLEET BANK, a New York banking corporation with an office at 1051 Union Avenue, Newburgh, New York 12550 (the "Lender"), the principal sum of Two Million Four Hundred Fifty Thousand Dollars ($2,450,000), in seventeen (17) consecutive monthly installments of $136,1l1 each, payable on the last business day of each month commencing June 30, 1996, with a final (18th) installment on November 30, 1997 of all remaining principal amounts outstanding hereunder.

     The Makers shall also pay interest on the principal amount from time to time outstanding hereunder at the rate set forth in the Loan Agreement dated December 19, 1994, as amended, between Borrower and Lender (the "Loan Agreement"). Interest shall be calculated on the basis of a three hundred sixty-five (365) day year counting the actual number of days elapsed. Both principal and interest are payable in lawful money of the United States of America at the office of the Lender set forth above in immediately available funds.

     Notwithstanding any other terms or conditions hereof, in no event shall the amount of interest paid or agreed to be paid to the Lender hereunder exceed the maximum interest rate permissible under applicable law. If, for any reason, fulfillment of any obligation of Borrowers shall involve the exceeding of such maximum, then such obligation, automatically and without action or notice by Lender, shall be reduced to such maximum valid amount and any amount received by Lender in excess thereof shall be applied to the reduction of principal outstanding and not to interest.

     This Note is the Term Note referred to in, and is entitled to the benefits of, the Loan Agreement. This Note replaces, but is not a novation of, a term note issued by Borrowers to Lender on December 19, 1994 in the principal amount of $2,500,000. Reference is made to the Loan Agreement for rights as to the prepayment hereof and the acceleration of the maturity hereof. If this Note shall not be paid when due and shall be placed by the holder hereof in the hands of an attorney for collection, through legal proceedings or otherwise, the Borrowers will pay a reasonable attorneys' fee to the holder hereof together with. reasonable costs and expenses of collection Borrowers and any guarantor hereof (collectively "Ob1igors") and each of them: (i) waive presentment, demand, notice of demand, protest, notice of protest and notice of nonpayment and any other notice required to be given under the law to any of Obligors, in connection with the delivery, acceptance, performance, default or enforcement of this Note, of any endorsement or guaranty of this Note or of any document or instrument evidencing any security for payment of this Note and (ii) consent to any and all delays, extensions, renewals or other modifications of this Note or waivers of any term hereof or release or discharge by Lender of any of Obligors or release, substitution or exchange of any security for the payment hereof or the failure

                                Page 61 of _____
to act on the part of Lender or any indulgence shown by Lender from time to time and in one or more instances (without notice to or further assent from any of Obligors), and agree that no such action, failure to act or failure to exercise any right or remedy, on the part of Lender shall in any way affect or impair the obligations of any Obligors or be construed as a waiver by Lender of, or otherwise affect, any of Lender's rights under this Note, under any endorsement or guaranty of this Note or under any document or instrument evidencing any security for payment of this Note.

     This Note is delivered in and shall be construed under the internal laws (and not the law of conflicts) of the State of New York, and in any litigation in connection with1 or enforcement of, this Note or of any endorsement or guaranty of this Note or any security given for payment hereof, obligors, and each of them, CONSENT TO AND CONFER PERSONAL JURISDICTION ON COURTS OF THE STATE OF NEW YORK OR OF THE FEDERAL GOVERNMENT, AND EXPRESSLY WAIVE ANY OBJECTIONS AS TO VENUE IFN ANY OF SUCH COURTS, AND AGREE THAT SERVICE OF PROCESS MAY BE MADE ON OBLIGORS BY MAILING A COPY OF THE SUMMONS TO THEIR RESPECTIVE ADDRESSES. Obligors, and each of them, hereby further expressly WAIVE ANY RIGHT TO TRIAL BY JURY of any claim, demand, action or cause of action (a) arising under this Note or any other instrument, document or agreement executed or delivered in connection herewith, (b) in any way connected with or incidental to the dealings of Obligors or Lender or any of them with respect to this Note or any other instrument, document or agreement executed or delivered in connection herewith, or the transactions related hereto or thereto, in each case whether now existing or hereafter arising and whether sounding in contract or tort or otherwise; AND OBLIGORS HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY A COURT TRIAL WITHOUT A JURY AND THAT LENDER MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS PARAGRAPH WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF OBLIGORS TO THE WAIVER OF THEIR RIGHT TO TRIABL BY JURY.

     IN WITNESS WHEREOF, the Borrowers have caused this Note to be executed by their duly authorized representatives of the day and year set forth above.

WITNESS:                                  THE HELICON GROUP, L.P.
                                          By its general partner,
                                          Baum Investments, Inc.

                                          By: /s/ Herbert J. Roberts
----------------------------                 ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer

                                          HELICON CAPITAL CORP.

                                          By: /s/ Herbert J. Roberts
----------------------------                 ---------------------------------
                                          Name:   Herbert J. Roberts
                                          Title:  Senior V.P., CFO, Treasurer


                                Page 62 of _____

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
           STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT
                                  (ITEM 14(A))

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996             F-3

Consolidated Statements of Operations for each of the three years
ended December 31, 1996                                                  F-4

Consolidated Statements of Changes in Partners'
Deficit for each of the three-years ended December 31, 1996              F-5

Consolidated Statements of Cash Flows for each of the three years
ended December 31, 1996                                                  F-6

Notes to Consolidated Financial Statements                               F-8

All other schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

                          Independent Auditor's Report

The Partners
The Helicon Group, L.P.:

We have audited the consolidated financial statements of The Helicon Group, L.P. and wholly owned incorporated entities as listed in the accompanying index. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Helicon Group, L.P. and wholly owned incorporated entities as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                         /s/KPMG Peat Marwick LLP
                                         KPMG Peat Marwick LLP

New York, New York
March 14, 1997

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1996

                                                                December 31,              December 31,
                                                                    1995                     1996
                                                             -----------------         ----------------
          ASSETS (notes 8 and 9)

Cash and cash equivalents (note 2)                             $    3,984,816                5,751,189
Receivables from subscribers                                          915,563                  795,568
Prepaid expenses and other assets                                     851,028                  959,916
Property, plant and equipment, net (notes 3, 4, and 11)            29,343,270               28,887,133
Intangible assets and deferred costs, net (notes 3 and 5)          25,843,688               21,751,852
                                                             -----------------         ----------------

                             Total assets                         $60,938,365               58,145,658
                                                             =================         ================

         Liabilities and Partners' Deficit

Liabilities:
     Accounts payable                                              $2,795,738                2,907,235
     Accrued expenses                                                 540,103                  518,625
     Subscriptions received in advance                                393,024                  371,464
     Accrued interest                                               1,770,572                2,155,526
     Due to principal owner (note 7)                                5,000,000                5,000,000
     Senior secured notes, net of unamortized discount of
        $1,778,684 in 1995 (note 8)                               113,221,316              115,000,000
     Loans payable to bank (note 9)                                 2,050,000                1,497,223
     Other notes payable (note 11)                                  2,403,912                2,885,044
     Due to affiliates (note 6)                                       216,981                  406,304
                                                             -----------------         ----------------

                          Total liabilities                       128,391,646              130,741,421
                                                             -----------------         ----------------

Commitments (notes 8, 11 and 13)

Partners' deficit (note 12):
     Accumulated partners' deficit                                (67,452,281)             (72,594,763)
     Less capital contribution receivable                              (1,000)                  (1,000)
                                                             -----------------         ----------------
                       Total partners' deficit                    (67,453,281)             (72,595,763)
                                                             -----------------         ----------------

               Total liabilities and partners' deficit            $60,938,365               58,145,658
                                                             =================         ================

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1994, 1995 and 1996

                                                                        1994               1995               1996
                                                                  -----------------   ---------------    ---------------
Revenues                                                            $   31,664,207        35,224,720         38,059,737
                                                                  -----------------   ---------------    ---------------

Operating expenses:
     Operating expenses (note 13)                                        8,331,861         9,403,668         10,213,044
     General and administrative expenses (notes 6 and 13)                5,052,813         5,476,416          6,177,970
     Marketing expenses                                                    888,306         1,081,352          1,149,655
     Depreciation and amortization                                       9,453,324         9,560,958         10,127,200
     Management fee charged by affiliate (note 6)                        1,583,209         1,761,236          1,902,987
     Corporate and other expenses (note 7)                                 526,406           361,333            345,297
                                                                  -----------------   ---------------    ---------------
         Total operating expenses                                       25,835,919        27,644,963         29,916,153
                                                                  -----------------   ---------------    ---------------

        Operating income                                                 5,828,288         7,579,757          8,143,584
                                                                  -----------------   ---------------    ---------------

Interest expense (notes 7 and 10)                                      (12,476,682)      (12,991,954)       (13,496,610)
Loss on interest rate swap agreements (note 10)                           (941,671)          -                  -
Interest income                                                            247,373           216,535            210,544
                                                                  -----------------   ---------------    ---------------
                                                                       (13,170,980)      (12,775,419)       (13,286,066)
                                                                  -----------------   ---------------    ---------------

        Net loss                                                    $   (7,342,692)       (5,195,662)        (5,142,482)
                                                                  =================   ===============    ===============

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

             Consolidated Statement of Changes in Partners' Deficit

                  Years Ended December 31, 1994, 1995, and 1996

                                                     Partners' deficit
                                          -----------------------------------------        Capital
                                               General                Limited            Contribution
                                               Partner                Partners            receivable              Total
                                               -------                --------            ----------              -----

Balance at December 31, 1993                 $     (182,610)          (54,731,317)             (1,000)          (54,914,927)
                                          -------------------     -----------------     ---------------      ----------------

Net loss                                            (73,427)           (7,269,265)            -                  (7,342,692)
                                          -------------------     -----------------     ---------------      ----------------

Balance at December 31, 1994                       (256,037)          (62,000,582)             (1,000)          (62,257,619)
                                          -------------------     -----------------     ---------------      ----------------

Net loss                                            (51,957)           (5,143,705)            -                  (5,195,662)
                                          -------------------     -----------------     ---------------      ----------------

Balance at December 31, 1995                       (307,994)          (67,144,287)             (1,000)          (67,453,281)
                                          -------------------     -----------------     ---------------      ----------------

Net loss                                            (51,425)           (5,091,057)            -                  (5,142,482)
                                          -------------------     -----------------     ---------------      ----------------

Balance at December 31, 1996                  $    (359,419)          (72,235,344)             (1,000)          (72,595,763)
                                          ===================     =================     ===============      ================

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1994, 1995 and 1996

                                                                      1994          1995          1996
                                                                  ---------------------------------------
Cash flows from operating activities:
   Net Loss                                                       ($7,342,692)   (5,195,662)   (5,142,482)
                                                                  -----------   -----------   -----------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                            9,453,324     9,560,958    10,127,200
           (Gain) loss on sale of equipment                             4,369        (6,450)      (20,375)
           Interest on other notes payable added to principal         139,460       153,025       168,328
           Amortization of debt discount                            1,738,328     1,942,730     1,778,684
           Change in operating assets and liabilities:
   (Increase) decrease in receivables from subscribers                (90,764)      (86,988)      119,995
   Increase in prepaid expenses and other assets                     (194,855)       (8,492)     (108,888)
   Increase (decrease) accounts payable and accrued expenses          594,465      (249,726)       90,019
   Increase in subscriptions received in advance                       (7,899)      (46,615)      (21,560)
   (Decrease) increase in accrued interest                            (32,092)        3,598       384,954
   Decrease in accrued loss under interest
       rate swap agreement                                         (1,854,000)            -             -
                                                                  -----------   -----------   -----------
           Total adjustments                                        9,750,336    11,262,040    12,518,357
                                                                  -----------   -----------   -----------
           Net cash provided by operating activities                2,407,644     6,066,378     7,375,875
                                                                  -----------   -----------   -----------



Cash flows from investing activities:
   Purchases of property, plant and equipment                      (5,886,530)   (6,561,044)   (4,771,631)
   Proceeds from sales of equipment                                     6,897         6,450        21,947
   Cash paid for net assets of cable television systems acquired            -      (350,000)            -
   Cash paid for net assets of internet business acquired                   -             -       (40,000)
   Increase in intangible assets and deferred costs                  (429,677)     (578,655)       (9,556)
                                                                  -----------   -----------   -----------
           Net cash used in investing activities                   (6,309,310)   (7,483,249)   (4,799,240)
                                                                  -----------   -----------   -----------

Cash flows from financing activities:
   Decrease in restricted cash                                      2,502,770             -             -
   Proceeds from bank loans                                           300,000     2,850,000       400,000
   Repayment of bank loans                                                  -    (1,100,000)     (952,777)
   Repayment of other notes payable                                  (481,891)     (402,729)     (446,808)
   Advances to affiliates                                          (2,046,246)   (1,317,392)   (2,750,376)
   Repayments of advances to affiliates                             2,018,850       966,411     2,939,699
                                                                  -----------   -----------   -----------

           Net cash provided by (used in) financing activities      2,293,483       996,290      (810,262)
                                                                  -----------   -----------   -----------
           Net (decrease) increase in cash and cash equivalents    (1,608,183)     (420,581)    1,766,373

Cash and cash equivalents at beginning of period                    5,013,580     3,405,397     2,984,816
                                                                  -----------   -----------   -----------
Cash and cash equivalents at end of period                        $ 3,405,397     2,984,816     4,751,189
                                                                  ===========   ===========   ===========

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

               Consolidated Statements of Cash Flows, (Continued)

                  Years ended December 31, 1994, 1995 and 1996

                                                                     1994              1995                1996
                                                               ------------------ ----------------    ----------------
Supplemental cash flow information:
   Interest paid                                                     $10,630,986       10,892,601          11,164,645
                                                               ================== ================    ================
   Other non-cash items:
     Acquisition of property, plant and equipment through
     issuance of other notes payable                                    $237,858          128,111             759,612
                                                               ================== ================    ================
     Investment in HPI Acquisition Co., LLC, through issuance
     of a note payable                                                                                         $1,000
                                                                                                      ================

     See accompanying notes to consolidated financial statements

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

                        December 31, 1994, 1995 and 1996

1.   Organization and Nature of Business

     The Helicon Group, L.P. (the "Partnership" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the state of Delaware to consolidate the ownership interests of Helicon Group, Ltd. ("Helicon"), Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P. and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Partnership acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Partnership.

     The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P.
     (HPI) and 1% owned by the Baum Investments, Inc., the general partner. The Company is managed by Helicon Corp., an affiliated management company.

2.   Summary of Significant Accounting Policies

     a)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"). HCC had nominal assets as of December 31, 1995 and 1996 and had no operations from the date of incorporation to December 31, 1996. All intercompany accounts have been eliminated in consolidation.

     b)   Partnership Profits, Losses and Distributions

          Under the terms of the Company's partnership agreement, profits, losses and distributions of the Partnership will be made to each partner pro-rata based on their respective partnership interest.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

2.   (Continued)

     c)   Revenue Recognition

          The Partnership recognizes revenues as cable television services are provided to subscribers. Subscription revenues billed in advance for services are deferred and recorded as income in the period in which services are rendered.

     d)   Property, Plant and Equipment

          Property, plant and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets.

     e)   Intangible Assets and Deferred Costs

          Intangible assets and deferred costs are carried at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets. The Partnership periodically reviews the amortization periods of their intangible assets and deferred costs. The Partnership evaluates whether there has been a permanent impairment in the value of these assets by considering such factors including projected undiscounted cash flows, current market conditions and changes in the cable television industry that would impact the recoverability of such assets, among other things.

     f)   Income Taxes

          No provision for Federal or state income taxes has been made in the accompanying consolidated financial statements since any liability for such income taxes is that of the Partnership's partners and not of the Partnership. Certain assets have a basis for income tax purposes that differs from the carrying value for financial reporting purposes, primarily due to differences in depreciation methods. As a result of these differences, at December 31, 1995 and 1996 the net carrying value of these assets for financial reporting purposes exceeded the net basis for income tax purposes by approximately $14,700,000 and $15,100,000, respectively.

     g)   Cash and Cash Equivalents

          Cash and cash equivalents, consisting of amounts on deposit in money market accounts, checking accounts and certificates of deposit, were $3,984,816 and $5,751,189 at December 31, 1995 and 1996, respectively.
          For purposes of the statements of cash flow, certificates of deposit with maturities of over 90 days, included above, amounted to $1,000,000 at December 31, 1993, 1994, 1995 and 1996, and were not considered cash equivalents.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements


     h)   Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     i)   Disclosure about Fair Value of Financial Instruments

          Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued Expenses.

          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, current receivables, notes receivable and accounts payable approximate fair values. The carrying value of receivables with maturities greater than one year have been discounted, and if such receivables were discounted based on current market rates, the fair value of these receivables would not be materially different than their carrying values.

          Senior Secured Notes and Long-term Debt

          For the Senior Secured Notes, fair values are based on quoted market prices. See Note 8 for fair values of long-term debt. For long-term debt, their values approximate carrying value due to the short term maturity of the debt and/or fluctuating interest.

3.   Acquisitions

     On January 31, 1995, the Partnership acquired a cable television, serving approximately 1,100 subscribers in the Vermont communities of Bradford, South Royalton and Chelsea. The aggregate purchase price was approximately $350,000 and was allocated to the net assets acquired which included property and equipment and intangible assets.

     On March 22, 1996, the Partnership acquired the net assets of a telephone dial-up internet access provider, serving approximately 350 customers in and around the area of Uniontown, Pennsylvania. The aggregate purchase price was approximately $40,000.

     On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was approximately $1,052,000 and was allocated to the net assets acquired which included property and equipment and intangible assets.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

4.   Property, Plant and Equipment

     Property, plant and equipment is summarized as follows at December 31:

                                                                                           Estimated
                                                                                         useful life
                                                            1995                 1996       in years
                                                            ----                 ----       --------
Land                                                     $96,689              $96,689              -
Cable television system                               62,345,422           66,618,787        5 to 20
Office furniture and fixtures                            344,287              418,047       5 and 10
Vehicles                                               1,903,500            2,304,077        3 and 5
Building                                                  61,071              272,996       5 and 10
Building and leasehold
   improvements                                          315,992              341,736         1 to 5
Computers                                              1,353,448            1,729,593       5 and 10
                                                       ---------            ---------
                                                      66,420,409           71,781,925

Less accumulated depreciation                        (37,077,139)         (42,894,792)
                                                    ------------         ------------
                                                     $29,343,270          $28,887,133
                                                     ===========          ===========


5.   Intangible Assets and Deferred Costs

     Intangible assets and deferred costs are summarized as follows at December 31:

                                                                                           Estimated
                                                                                         useful life
                                                            1995                 1996       in years
                                                            ----                 ----       --------
Covenants not-to-compete                             $13,158,422          $13,168,422       5 and 10
Franchise agreements                                  19,650,889           19,650,889        9 to 17
Goodwill                                               1,703,760            1,703,760      20 and 40
Subscriber lists                                      16,529,630           16,541,413        6 to 18
Financing costs                                        4,455,474            4,455,478        8 to 10
Organization and other costs                          _1,825,780           _1,835,332        5 to 10
                                                      ----------           ----------
                                                      57,323,955           57,355,294

Less accumulated amortization                       (31,480,267)         (35,603,442)
                                                    ------------         ------------
                                                     $25,843,688          $21,751,852
                                                     ===========          ===========

6.   Transactions with Affiliates

     Amounts due from/to affiliates result from management fees, expense allocations and temporary non-interest bearing loans. The affiliates are related to the Company common-ownership.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

6.   (Continued)

     During 1994, 1995 and 1996 the Partnership was charged management fees of $1,583,209, $1,761,236 and $1,902,987 respectively. Management fees are calculated based on the gross revenues of the systems. Additionally, during 1994, 1995 and 1996, the Partnership was also charged $789,996, $639,477, and $980,000 respectively, for certain costs incurred by this related party on their behalf.

7.   Due to Principal Owner

     Mr. Theodore Baum, directly or indirectly, is the principal owner of 96.17% of the general and limited partnership interests of the Partnership (the "Principal Owner"). Due to Principal Owner consists of $5,000,000 at December 31, 1995 and 1996. Beginning on November 3, 1993, interest on the $5,000,000 due to the Principal Owner did not accrue and in accordance with the provisions of the Senior Secured Notes was not paid for twenty four months. Interest resumed on November 3, 1995 (see Note 8). The principal may only be repaid thereafter subject to the passage of certain limiting tests under the covenants of the Senior Secured Notes. Prior to the issuance of the Senior Secured Notes, amounts due to Principal Owner bore interest at varying rates per annum based on the prime rate and were due on demand. These amounts due to the Principal Owner are subject and subordinate to the prior payment of the amounts due to banks under the 1994 credit agreement described in note 9. Interest expense includes none in 1994, $91,076 in 1995 and $521,701 in 1996 related to this debt.

8.   Senior Secured Notes

     On November 3, 1993, the Partnership and HCC (the "Issuers"), through a private placement offering, issued $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003 (the "Senior Secured Notes"), secured by substantially all the assets of the Company. The Senior Secured Notes were issued at a substantial discount from their principal amount and generated net proceeds to the Issuers of approximately $105,699,000. Interest is payable on a semi-annual basis in arrears on November 1 and May 1, beginning on May 1, 1994. The Senior Secured Notes bore interest at a rate of 9-1/2% until the Partnership's registration statement to register the Senior Secured Notes with the Securities and Exchange Commission became effective on February 3, 1994. After that date and until November 1, 1996 the Senior Secured Notes bear interest at the rate of 9% per annum. After November 1, 1996, the Senior Secured Notes bear interest at the rate of 11% per annum. The discount on the Senior Secured Notes has been amortized over the term of the Senior Secured Notes so as to result in an effective interest rate of 11% per annum.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

8.   (Continued)

     The Senior Secured Notes may be redeemed at the option of the Issuers in whole or in part at any time on or after November 1, 1997 at the redemption price of 108% reducing ratably to 100% of the principal amount, in each case together with accrued interest to the redemption date. The Issuers are required to redeem $25,000,000 principal amount of the Senior Secured Notes on each of November 1, 2001 and November 1, 2002. The indenture under which the Senior Secured Notes were issued contains various restrictive covenants, the more significant of which are, limitations on distributions to partners, the incurrence or guarantee of indebtedness, the payment of management fees, other transactions with officers, directors and affiliates, and the issuance of certain types of equity interests or distributions relating thereto.

9.   Loans Payable - Bank

     On December 19, 1994, the Partnership and HCC entered into a loan agreement with a bank pursuant to which the bank agreed to make a $2,500,000 three-year term loan facility and a $2,500,000 one-year line of credit facility available to the Partnership and HCC. This facility is secured by all the assets of the Company. The use of proceeds from such loans shall be used for general corporate purposes including capital expenditures. Interest is payable at prime plus 1.5%. At December 31, 1995 and 1996, there were no borrowings under the line of credit loan and the amounts outstanding under the term loan were $2,050,000 and $1,497,223, respectively, (on February 23, 1996, the 1994 Credit Facility was amended and extended to May 31, 1996 and on June 28, 1996, the term loan of the Facility was again extended to May 31, 1997). The term loan is payable in eighteen equal installments beginning in June 1996. Amounts due the Principal Owner are subject and subordinate to the repayment of these loans.

10.  Interest Rate Swap Agreements

     The Partnership enters into interest rate swap agreements under which the Partnership is the fixed rate payer and interest rate cap agreements that reduce the Partnership's exposure to interest rate risk. Such agreements are accounted for as hedges of the associated liabilities and the differences to be paid or received are included in interest expense on a settlement basis. The Partnership also enters into interest rate swap agreements under which it is the floating rate payer, which does not reduce its exposure to interest rate risk. Such agreements are accounted for on a mark-to-market basis.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

10.  (Continued)

     Concurrent with the issuance of the Senior Secured Notes in November 1993, the Partnership entered into an interest rate swap agreement with a notional amount of $57,500,000 under which the Partnership paid interest at a floating rate and received interest at a fixed rate. The swap did not reduce interest rate risk and accordingly was accounted for on a mark-to-market basis in accordance with the Partnership's accounting policy. The mark-to market loss of this swap of approximately $1,854,000 as of December 31, 1993 was recorded as a loss in the 1993 consolidated financial statements. The Partnership terminated this agreement on February 25, 1994 at a loss of $2,795,671. The additional loss of $941,671 that occurred after December 31, 1993 is reflected as an expense in 1994.

     Interest rate swap and cap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amount. Interest rate swap transactions contain varying degrees of off-balance sheet interest rate risk whereby changes in the market values of the underlying instrument may be in excess of the amounts recognized in the accompanying consolidated statements of operations. Both types of transactions involve the risk of counterpart nonperformance under the terms of the contract. Because of the credit standing of the financial institutions which were parties to these transactions, the Partnership does not believe there was any material risk of counterpart nonperformance.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

11.  Other Notes Payable

     Other Notes payable consists of the following at December 31:

                                                                                 1995                 1996
                                                                                 ----                 ----

     Promissory note in consideration for acquisition of a cable television system, accruing interest at 10% per annum on principal and accrued interest which is added to principal on certain specified dates; interest becomes payable on January 1, 1998 and the principal is payable in full
       in August 20, 2000                                                       $1,683,276           $1,851,604


     Subordinated promissory note payable in connection with the acquisition of a limited partner's interest in a Predecessor Company, payable in 20 quarterly installments of $25,000, plus interest at the prime lending rate (which was 8.5% and 8.25% at December 31, 1995 and 1996,
       respectively) through October 31, 1997                                      175,000               75,000


     Installment note, collateralized by computer equipment and payable in 60 monthly installments of $6,184, including interest at 8% per annum,
       through December 18, 1997                                                   136,766               71,131

     Installment note, collaterilized by computer equipment and payable in 60 monthly installments of $5,300, including interest at Prime Plus 1.5% per
       annum, through February 28, 2001                                                 --              265,000

     Installment notes, collateralized by vehicles and payable in monthly installments, at interest rates between 5.5% to 11.25% per annum, through
       February 17, 1999                                                           408,870              622,309
                                                                                ----------            ---------
                                                                                $2,403,912            2,885,044
                                                                                ==========            =========

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

11.  (Continued)

     Principal payments due on the above notes payable are summarized as follows at December 31, 1996:

                 Year ending December 31                 Amount
                 -----------------------                 ------

                 1997                                   457,069
                 1998                                   243,399
                 1999                                   198,040
                 2000                                 1,975,422
                 2001                                    11,114
                                                         ------

                                                     $2,885,044
                                                     ==========

12.  Partners' Deficit

     In connection with the roll-up, the Principal Owner contributed a $6,500,000 unsecured, non-interest bearing personal promissory note due on demand to the general partner of the Partnership. Additionally, the Principal Owner contributed to the Partnership an unsecured, non-interest bearing personal promissory note in the aggregate principal amount of $24,000,000 (together with the $6,500,000 note, the "Baum Notes"). The Baum Notes have been issued for the purpose of the Partnership's credit enhancement. Although the Baum Notes are unconditional, they do not become payable except (i) in increasing amounts presently up to $19,500,000 and in installments thereafter to a maximum of $30,500,000 on December 16, 1996 and (ii) at such time after such dates as the Partnership's creditors shall have exhausted all claims against the Partnership's assets.

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

13.  Commitments

     The Partnership leases telephone and utility poles on an annual basis. The leases are self renewing. Pole rental expense for the years ended December 31, 1994, 1995 and 1996 was $445,881, $464,875 and $508,669, respectively.

     In connection with certain lease and franchise agreements, the Partnership, from time to time, issues security bonds.

     The Partnership utilizes certain office space under operating lease agreements which expire at various dates through May 2005 and contain renewal options. At December 31, 1996 the future minimum rental commitments under such leases were as follows:

                    Year ending December 31              Amount
                    -----------------------              ------

                    1997                                $79,200
                    1998                                 79,200
                    1999                                 75,200
                    2000                                 69,600
                    2001                                 69,600
                    Thereafter                          234,200
                                                        -------
                                                       $607,000

     Rent expense was $88,649 in 1994, $88,160 in 1995 and $92,512 in 1996.

14.  Other Events

     On April 8, 1996, the existing limited partners of the Company exchanged (the "Exchange") their limited partnership interests in the Company for all Class A Common Limited Partnership Interests and Preferred Partnership Interests in Helicon Partners I, L.P. ("HPI"). As a result of this Exchange, the Company became 99% owned by HPI (HPI now owns all of the limited partnership interests in the Company and Baum Investments, Inc. which continues to be the general partner of the Company and to own a 1.00% general partnership interest in the Company. The previous limited partners of the Company presently own 100% of the limited partner interests of HPI, subject to dilution upon exercise of the warrants of HPI that it issued to third party investors in connection with the Exchange.

     On April 8, 1996, the Company acquired a 1% interest in HPI Acquisition Co., LLC ("HPIAC"), a Delaware limited liability company for $1,000. The balance of HPIAC is owned by HPI. HPIAC was formed to acquire interests in cable television systems and related businesses. The Company's 1% interest in HPIAC's net loss to date is not material.