Form 10-Q
period 1997-03-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1997-05-14
CIK 915767, 915772

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the common stock of Helicon Capital Corp., as of May 13, 1997: 100.

--------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                      PAGE
                                                                                                    ----

Unaudited Condensed Consolidated Balance Sheets as at December 31, 1996 and March 31, 1997             3

Unaudited Condensed Consolidated Statements of Operations for the three-month
periods ended March 31, 1996 and 1997                                                                  4

Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit for the three
month period ended March 31, 1997                                                                      5

Unaudited Condensed Consolidated Statements of Cash Flows for the three-month
periods ended March 31, 1996 and 1997                                                                  6

Notes to Unaudited Condensed Consolidated Financial Statements                                   7 and 8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                           9  -  13

PART II. OTHER INFORMATION

         None

Signature Page                                                                                        14

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES


                      Condensed Consolidated Balance Sheets


                                                              December 31, 1996(a)    March 31, 1997
                                                              --------------------    --------------
                                                                                          (Unaudited)
                                                                                          -----------
ASSETS

Cash and cash equivalents                                            $   5,751,189     $   7,264,530
Receivables from subscribers                                               795,568           630,936
Prepaid expenses and other assets                                          959,916         1,565,973
Property, plant and equipment, net                                      28,887,133        29,672,727
Intangible assets and deferred costs, net                               21,751,852        20,716,711
                                                                     -------------     -------------

                         Total assets                                $  58,145,658     $  59,850,877
                                                                     =============     =============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

        Accounts payable                                             $   2,907,235     $   2,673,899
        Accrued expenses                                                   518,625           597,428
        Subscriptions received in advanced                                 371,464           446,164
        Accrued interest                                                 2,155,526         5,363,247
        Due to principal owner                                           5,000,000         5,000,000
        Senior secured notes                                           115,000,000       115,000,000
        Loans payable to bank                                            1,497,223         1,302,640
        Other notes payable                                              2,885,044         2,814,754
        Due to affiliates                                                  406,304           246,809
                                                                     -------------     -------------

                      Total liabilities                                130,741,421       133,444,941
                                                                     -------------     -------------



Partners' deficit:

        Accumulated partners' deficit                                  (72,594,763)      (73,593,064)
        Less capital contribution receivable                                (1,000)           (1,000)
                                                                     -------------     -------------
                      Total partners' deficit                          (72,595,763)      (73,594,064)
                                                                     -------------     -------------
                      Total liabilities and partners' deficit        $  58,145,658     $  59,850,877
                                                                     =============     =============

(a) Balance Sheet at December 31, 1996 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

            Unaudited Condensed Consolidated Statements of Operations
                Three-Month Periods Ended March 31, 1996 and 1997


                                                1996                1997
                                           ---------------     ---------------
Revenues                                     $  9,319,749        $ 10,409,007
                                           ---------------     ---------------

Operating expenses:
     Operating expenses                         2,568,734           2,966,269
     General and administrative expenses        1,443,033           1,611,749
     Marketing expenses                           264,628             329,605
     Depreciation and amortization              2,432,902           2,545,302
     Management fee charged by affiliate          465,986             520,451
     Corporate and other expenses                  77,796              87,438
                                           ---------------     ---------------
         Total operating expenses               7,253,079           8,060,814
                                           ---------------     ---------------

        Operating income                        2,066,670           2,348,193
                                           ---------------     ---------------

Interest expense                              (3,352,777)         (3,392,048)
Interest income                                    52,508              45,554
                                           ---------------     ---------------

        Net loss                             $(1,233,599)        $   (998,301)
                                           ===============     ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                     Three-Month Period Ended March 31, 1997


                                                Partners' deficit
                                         ------------------------------
                                                                           Capital
                                         General        Limited          Contribution
                                         Partners       Partners          receivable         Total
                                         ---------    ------------         --------      -------------

Balance at December 31, 1996             $(359,419)   $(72,235,344)        $(1,000)      $(72,595,763)

Net Loss                                    (9,983)       (988,318)              --          (998,301)
                                         ----------   ------------         --------      -------------

Balance at March 31, 1997                $(369,402)   $(73,223,662)        $(1,000)      $(73,594,064)
                                         ==========   =============        ========      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

            Unaudited Condensed Consolidated Statements of Cash Flows
                Three-Month Periods Ended March 31, 1996 and 1997

                                                                               1996                1997
                                                                          ---------------    ----------------
Cash flows from operating activities:
   Net loss                                                                 $(1,233,599)        $  (998,301)
                                                                          ---------------    ----------------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                       2,432,902           2,545,302
           Gain on sale of equipment                                             (2,160)             (6,500)
           Amortization of debt discount                                         516,351                  --
           Change in operating assets and liabilities:
            Decrease in receivables from subscribers                              71,294             164,632
            Increase in prepaid expenses and other assets                      (177,692)           (606,057)
            Decrease in accounts payable and accrued expenses                  (427,292)           (154,533)
            Increase in subscriptions received in advance                         81,603              74,700
            Increase in accrued interest                                       2,629,345           3,207,721
                                                                          ---------------    ----------------
                    Total adjustments                                          5,124,351           5,225,265
                                                                          ---------------    ----------------
                    Net cash provided by operating activities                  3,890,752           4,226,964
                                                                          ---------------    ----------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (728,864)         (1,164,627)
   Proceeds from sales of equipment                                                2,160               6,500
   Cash paid for net assets of cable television systems acquired                      --         (1,053,457)
   Cash paid for net assets of internet business acquired                       (40,000)                  --
   Increase in intangible assets and defferred costs                            (14,551)             (1,790)
                                                                          ---------------    ----------------
                    Net cash used in investing activities                      (781,255)         (2,213,374)
                                                                          ---------------    ----------------

Cash flows from financing activities:
   Proceeds from bank loans                                                           --             213,750
   Repayment of bank loans                                                            --           (408,333)
   Repayment of other notes payable                                            (110,224)           (146,171)
   Advances to affiliates                                                      (434,087)           (487,970)
   Repayments of advances to affiliates                                          296,852             328,475
                                                                          ---------------    ----------------

                    Net cash used in financing activities                      (247,459)           (500,249)
                                                                          ---------------    ----------------
                    Net increase in cash and cash equivalents                  2,862,038           1,513,341

Cash and cash equivalents at beginning of period                               3,984,816           4,751,189
                                                                          ---------------    ----------------
Cash and cash equivalents at end of period                                  $  6,846,854        $  6,264,530
                                                                          ===============    ================

Supplemental cash flow information:
   Interest paid                                                                $207,081            $184,327
                                                                          ===============     ===============
   Other non-cash items:
     Acquisition of property, plant and equipment through issuance of
       other notes payable                                                      $156,778             $75,881
                                                                          ===============     ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 1996 and 1997

(1) Organization and Nature of Business

      The Helicon Group, L.P. (the "Partnership" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the State of Delaware to consolidate the ownership interests of Helicon Group Ltd.; Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P., and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Partnership acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Partnership. The Company operates under the name of "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware Corporation, which is 100% owned by Mr. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. ("HPI") and 1% owned by Baum Investments, Inc., the general partner. The Company is managed by Helicon Corp., an affiliated management company.

      The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire.

(2) Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entities, including Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at March 31, 1997, and their results of operations and cash flows for the three-month periods ended March 31, 1996 and 1997. Information included in the condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1996 Form 10-K.

      HCC had nominal assets as of March 31, 1997 and had no operations from the date of incorporation to March 31, 1997. All intercompany accounts have been eliminated in consolidation. The results of operations for the three-month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results for a full year.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 1996 and 1997


3) Acquisitions

      On March 22, 1996, the Partnership acquired the net assets of a telephone dial-up internet access provider, serving approximately 350 customers in and around the area of Uniontown, Pennsylvania. The aggregate purchase price was $40,000.

      On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

      On April 8, 1996, the Company acquired a 1% interest in HPI Acquisition Co., LLC ("HPIAC"), a Delaware limited liability company for $1,000. The balance of HPIAC is owned by HPI. HPIAC was formed to acquire interests in cable television systems and related businesses. The Company's 1% interest in HPIAC's net loss to date is not material.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                             MARCH 31, 1996 AND 1997

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three months ended March 31, 1996 and 1997, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital, cash flows generated from operations and the availability of the 1994 Credit Facility will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

      Recent Cable Regulatory Developments.

      The Telecommunications Act of 1996, Public law 104-104, enacted on February 8, 1996 ("1996 Act") instituted sweeping changes in the telecommunications industries and has significantly increased the potential for competition to cable television, especially from telephone and electric utilities. The Act terminated the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T and eliminated the 1984 Cable Act codification of the FCC telephone cable/cross-ownership regulations. As a result, long-distance telephone companies such as AT&T, MCI and Sprint are eligible to provide local exchange service, and the local exchange carriers, including the seven Regional Bell Operating Companies, GTE and the smaller independent telephone carriers, are eligible to provide long-distance service provided certain pre-conditions are met.

      The 1996 Act also permits telephone companies to compete directly with cable operators by repealing the telephone company-cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Further, the FCC's "video dialtone" regulations have been replaced with a more lenient "open video system" or "OVS" concept. This will allow local exchange carriers ("LEC's"), including the Regional Bell Operating Companies, to compete with cable both inside and outside their telephone service areas either as common carrier OVS provider or as a fully franchised cable operator.

      The Company anticipates that, over time, it will become subject to increasing competition from telephone companies, either directly as franchised operators or as OVS providers. It may also face increasing competition from electric utilities which have also been permitted to provide telecommunications services by the 1996 Act. This may have a material, but as yet undetermined, impact on the Company's operations.

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

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                             MARCH 31, 1996 AND 1997

      Under the 1996 Act the Company qualifies for small cable operator status that effectively removes it from rate regulation. The 1996 Act defines "small cable operators", as those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and defines "small cable systems" as those with less than 50,000 subscribers in the rate regulated franchise area. Where a system had only one tier of "basic" service as of December 31, 1994, it is immediately rate deregulated. Where it had a "basic" tier and an upper "CPS" tier, the CPS tier is immediately rate deregulated. The Company has a CPS tier only on its Vermont system where the rates are governed by a Social Contract entered into among the Company and the State of Vermont. The 1996 Act does not disturb existing or pending rate inquiries. In April 1997 the FCC declared the Company to be a "small cable operator" under the foregoing standards thereby deregulating rates for all but the Vermont system's broadcast basic level of service .

      The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. However, the FCC retains jurisdiction to investigate complaints of "predatory pricing". The 1996 Act eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions. In addition to the elimination of the telephone/cable cross-ownership restrictions, the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition.

      The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, cable operators are obligated to fully scramble or block both the audio and video of all sexually explicit programming. If the cable operator cannot fully scramble or block its signal, it must restrain distribution to those "safe harbor" hours of the day when children are unlikely to view the programming. The FCC has adopted an interim "safe harbor" of 10:00 PM to 6:00 AM pending judicial review of that provision of the Act. Under the "safe harbor" approach, operators may continue carrying channels primarily dedicated to sexually explicit adult programming, even if they were not fully scrambled, as long as the indecent, sexually explicit programming was limited to the designated late night hours. The Delaware Federal District Court's Temporary Restraining Order, issued immediately following passage of the Act, was set aside by the Third Circuit Court of Appeals, which decision was upheld by the U.S. Supreme Court. While review of the provision will continue in the courts, operators must, in the meantime, comply with the scrambling or "safe harbor" requirements.

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

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                             MARCH 31, 1996 AND 1997

      Many provisions of the 1996 Act are still the subject of numerous FCC proceedings looking toward the implementation or clarification of the statutory dictates. The Company is unable at this time to assess the impact of those regulations on its operations.

      On March 31, 1997, the U.S. Supreme Court issued a decision upholding the requirement that cable television systems carry all local television broadcast stations (the "must carry" rules). Contrary to the expectations of most court observers, the Supreme Court did not find those rules to be an infringement of cable operators' First Amendment rights. Because those rules require that the Company set aside as much as one-third of its channel capacity for carriage of local television broadcast stations, they could have an impact on the Company's ability to carry new cable programming.

      In February 1997, the FCC released its Second Report and Order implementing revisions to its "Commercial Leased Access" rules for cable television operators. The FCC has adopted a revised rate formula and implemented other rules that will facilitate the mandatory leasing of as much as ten to fifteen percent of a cable operator's channels by unaffiliated commercial entities. The Company cannot at this time determine the impact on its operations of these rules.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

      Revenues. Revenues increased $1,089,258 or 11.7% to $10,409,007. The increase in revenues was primarily attributed to increase in basic service and new program service rates, non-cable internet service revenues (acquired March 22, 1996) and strong growth in advertising revenue. The average monthly cable revenue per basic subscriber increased from $35.44 in the 1996 period to $39.13 in the 1997 period. The $3.69 increase reflected primarily i) an increase of $1.89 in basic revenues; ii) an increase of $.59 due to the new program services; iii) an increase of $1.08 in advertising revenue; iv) an increase of $.06 in premium subscription revenue; and v) an increase of $.07 in other services.

      Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $631,228 or 14.8% to $4,907,623. Approximately 30.0% of this increase reflected additional expenses for new and expanded programming services, including the non-cable internet service. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.9% in the 1996 period to 47.1% in the 1997 period.

      Depreciation and Amortization. Depreciation and amortization expenses increased $112,400 or 4.6% to $2,545,302, primarily as a result of $93,138 higher depreciation charges relating to capital expenditures made in 1996 and 1997 and $19,262 higher amortization expense.

      Management Fee Charged by Affiliate. Management fee expenses increased $54,465 or 11.7% to $520,451 consistent with the increase in revenues.

      Corporate and Other Expenses. Corporate and other expenses increased $9,642 or 12.4% to $87,438.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                             MARCH 31, 1996 AND 1997

      Operating Income. Operating income for the three months ended March 31, 1997 increased $281,523 or 13.6% to $2,348,193 from the $2,066,670 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

      Interest Expense. Interest expense increased $39,271 or 1.2% to $3,392,048 primarily due to higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996.

      Interest Income. Interest income decreased $6,954 to $45,554.

Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility, under which $1,088,890 was outstanding at March 31, 1997 and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none of which was outstanding at December 31, 1996, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $213,750 was outstanding at March 31, 1997. The proceeds of this new loan were used to construct the Company's new office building in Vermont. (See Credit Agreements of the Company, below).

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

      Cash flows provided by operating activities amounted to $3,890,752 and $4,226,964 for the three month periods ended March 31, 1996 and 1997, respectively. The improvement in cash generated from operations in the 1997 period compared to the 1996 period resulted primarily from increased revenues that were in excess of the increases in cash operating costs and higher accrued interest.

      Net cash used in investing activities amounted to $781,255 and $2,213,374 for the three months ended March 31, 1996 and 1997, respectively, and included the following:

o In the 1996 period, the Partnership incurred $728,864 in capital expenditures related to the expansion and rebuilding of the systems, paid $40,000 in connection with the acquisition of equipment and intangibles of an internet access provider and incurred $14,551 in other deferred costs.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                             MARCH 31, 1996 AND 1997

o In the 1997 period, the Partnership incurred $1,164,627 in capital expenditures related to the expansion and rebuilding of the systems, paid $1,053,457 in connection with the acquisition of a cable television system and incurred $1,790 in other deferred costs.

      Net cash used in financing activities amounted to $247,459 and $500,249 for the three months ended March 31, 1996 and 1997 which included the following:

o In the 1997 period, the Partnership borrowed $213,750 from a bank and made $408,333 in principal repayments under the 1994 Credit Facility.

o In the 1996 and 1997 period, the Partnership made repayments of notes payable in the amounts of $110,224 and $146,171 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

      Credit Agreements of the Partnership. On March 31, 1997, the Partnership had cash, cash equivalents and certificates of deposit of $7,264,530 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) $1,851,604 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iii) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (iv) the 1994 Credit Facility with a bank which consisted of a $2,500,000 three year term loan facility, with a $1,088,890 balance outstanding, and a $2,500,000 one-year line of credit facility bearing interest at Prime Plus 1.5%, none of which was outstanding, secured by all the assets of the Company, (on February 23, 1996, this 1994 Credit Facility was amended and extended to May 31, 1996 and on June 28, 1996, the term loan of the 1994 Credit Facility was again extended to May 31, 1997);
(v) $50,000 of Prime Subordinated Notes due July 31, 1997 in favor of a non affiliated third party pursuant to a Non-Negotiable Subordinated Promissory Note; (vi) $285,000 loan facility from a bank, of which $213,750 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; and (vii) $913,150 of certain other equipment credit facilities with various due dates not exceeding four years.

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

Dated:  May 13, 1997                     THE HELICON GROUP, L.P.
                                         (Registrant)


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

                                         HELICON CAPITAL CORP.
                                         Name:  Herbert J. Roberts


Dated:  May 13, 1997                     By: /s/ Herbert J. Roberts
                                            -------------------------
                                         Name: Herbert J. Roberts
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)