Form 10-Q
period 1997-09-30
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1997-11-12
CIK 915767, 915772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to

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

                                 Yes X No
                                    ---  ---
The number of shares outstanding of the common stock of Helicon Capital Corp., as of November 12, 1997: 100.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

                                     INDEX

                           PART I. FINANCIAL INFORMATION                               PAGE
                                                                                     ---------

Unaudited Condensed Consolidated Balance Sheets as at December 31, 1996 and
  September 30, 1997...............................................................  3

Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1997.............................  4

Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit for the
  nine-month period ended September 30, 1997.......................................  5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 1996 and 1997................................................  6

Notes to Unaudited Condensed Consolidated Financial Statements.....................  7 and 9

Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................  10--16

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K...................................................  17

Signature Page.....................................................................  18

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30, 1997

                                                                          DECEMBER 31, 1996(a)     (UNAUDITED)
                                                                          --------------------  ------------------

ASSETS

Cash and cash equivalents...............................................     $    5,751,189       $    5,774,035

Receivables from subscribers............................................            795,568              888,046

Prepaid expenses and other assets.......................................            959,916            1,699,129

Property, plant and equipment, net......................................         28,887,133           35,526,326

Intangible assets and deferred costs, net...............................         21,751,852           31,963,110
                                                                          --------------------  ------------------

      Total assets......................................................     $   58,145,658       $   75,850,646
                                                                          --------------------  ------------------
                                                                          --------------------  ------------------

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

    Accounts payable....................................................     $    2,907,235       $    2,431,020

    Accrued expenses....................................................            518,625              559,976

    Subscriptions received in advanced..................................            371,464              408,269

    Accrued interest....................................................          2,155,526            5,270,832

    Due to principal owner..............................................          5,000,000            5,000,000

    Senior secured notes................................................        115,000,000          115,000,000

    Loans payable to bank...............................................          1,497,223           20,279,028

    Other notes payable.................................................          2,885,044            3,037,770

    Due to affiliates...................................................            406,304               97,424
                                                                          --------------------  ------------------

      Total liabilities.................................................        130,741,421          152,084,319
                                                                          --------------------  ------------------

Partners' deficit:

    Accumulated partners' deficit.......................................        (72,594,763)         (76,232,673)

    Less capital contribution receivable................................             (1,000)              (1,000)
                                                                          --------------------  ------------------

      Total partners' deficit...........................................        (72,595,763)         (76,233,673)
                                                                          --------------------  ------------------

      Total liabilities and partners' deficit...........................     $   58,145,658       $   75,850,646
                                                                          --------------------  ------------------
                                                                          --------------------  ------------------

------------------------

(a) Balance Sheet at December 31, 1996 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

             Unaudited Condensed Consolidated Statements of Operations Three-Month and Nine-Month Periods Ended September 30, 1996 and 1997

                                                                  THREE                          NINE
                                                                  MONTHS                        MONTHS
                                                                  ENDED                         ENDED
                                                                SEPTEMBER                     SEPTEMBER
                                                                   30,                           30,
                                                       ----------------------------  ----------------------------
                                                           1996           1997           1996           1997
                                                       -------------  -------------  -------------  -------------

Revenues.............................................  $   9,440,447  $  11,120,491  $  28,312,621  $  31,816,821
                                                       -------------  -------------  -------------  -------------

Operating Expenses:

  Operating expenses.................................      2,553,745      3,156,855      7,697,801      8,985,707

  General and administrative expenses................      1,521,675      1,662,219      4,464,092      4,849,817

  Marketing expenses.................................        243,523        363,412        797,806      1,001,283

  Depreciation and amortization......................      2,516,575      3,084,267      7,423,568      8,187,073

  Management fee charged by affiliate................        471,985        556,019      1,415,593      1,590,837

  Corporate and other expenses.......................         87,871        106,063        249,798        301,625
                                                       -------------  -------------  -------------  -------------

      Total operating expenses.......................      7,395,374      8,928,835     22,048,658     24,916,342
                                                       -------------  -------------  -------------  -------------

      Operating income...............................      2,045,073      2,191,656      6,263,963      6,900,479

Interest expense.....................................     (3,379,126)    (3,860,069)   (10,109,798)   (10,634,895)

Interest income......................................         57,743         27,438        158,774         96,506
                                                       -------------  -------------  -------------  -------------

      Net loss.......................................  $  (1,276,310) $  (1,640,975) $  (3,687,061) $  (3,637,910)
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

     Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                   Nine-Month Period Ended September 30, 1997

                                                            ACCUMULATED PARTNERS'
                                                                   DEFICIT
                                                         ---------------------------

                                                                                        CAPITAL
                                                           GENERAL       LIMITED      CONTRIBUTION
                                                          PARTNERS       PARTNERS      RECEIVABLE       TOTAL
                                                         -----------  --------------  ------------  -------------

Balance at December 31, 1996...........................  $  (359,419) $  (72,235,344)  $   (1,000)  $ (72,595,763)

Net Loss...............................................      (36,379)     (3,601,531)      --          (3,637,910)
                                                         -----------  --------------  ------------  -------------

Balance at September 30, 1997..........................  $  (395,798) $  (75,836,875)  $   (1,000)  $ (76,233,673)
                                                         -----------  --------------  ------------  -------------
                                                         -----------  --------------  ------------  -------------

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

             Unaudited Condensed Consolidated Statements of Cash Flows
              Nine- Month Period Ended September 30, 1996 and 1997

                                                                                          1996           1997
                                                                                      -------------  -------------

Cash flows from operating activities:

  Net loss..........................................................................  $  (3,687,061) $  (3,637,910)
                                                                                      -------------  -------------

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization...................................................      7,423,568      8,187,073

    (Gain) loss on sale of equipment................................................        (16,575)         2,310

    Interest on other notes payable added
    to principal....................................................................        168,328        185,160

    Financing costs incurred........................................................       --             (400,000)

    Amortization of debt discount and deferred financing costs......................      1,596,964         30,000

    Change in operating assets and liabilities:

      Decrease (increase) in receivables from subscribers...........................        210,762        (92,478)

      Increase in prepaid expenses and other assets.................................       (270,145)      (739,213)

      Decrease in accounts payable and accrued expenses.............................       (731,746)      (490,075)

      Increase in subscriptions received in advance.................................         88,362         36,805

      Increase in accrued interest..................................................      2,545,057      3,115,306
                                                                                      -------------  -------------

        Total adjustments...........................................................     11,014,575      9,834,888
                                                                                      -------------  -------------

        Net cash provided by operating activities...................................      7,327,514      6,196,978
                                                                                      -------------  -------------

Cash flows from investing activities:

  Purchases of property, plant and equipment........................................     (3,134,827)    (2,935,814)

  Proceeds from sales of equipment..................................................         18,147         19,891

  Cash paid for net assets of cable television systems acquired.....................       --          (21,239,843)

  Cash paid for net assets of internet business acquired............................        (40,000)      --

  Increase in intangible assets and defferred costs.................................        (30,405)       (27,933)
                                                                                      -------------  -------------

        Net cash used in investing activities.......................................     (3,187,085)   (24,183,699)
                                                                                      -------------  -------------

Cash flows from financing activities:

  Proceeds from bank loans..........................................................        400,000     20,285,000

  Repayment of bank loans...........................................................       (544,444)    (1,503,194)

  Repayment of other notes payable..................................................       (347,626)      (686,489)

  Advances to affiliates............................................................     (1,021,580)    (1,138,926)

  Repayments of advances to affiliates..............................................      1,180,450      1,053,176
                                                                                      -------------  -------------

        Net cash (used) provided by financing activities............................       (333,200)    18,009,567
                                                                                      -------------  -------------

        Net increase in cash and cash equivalents...................................      3,807,229         22,846

Cash and cash equivalents at beginning of period....................................      3,984,816      4,751,189
                                                                                      -------------  -------------

Cash and cash equivalents at end of period..........................................  $   7,792,045  $   4,774,035
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Supplemental cash flow information:

  Interest paid.....................................................................  $   5,799,449  $   7,304,429
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  Other non-cash items:

    Acquisition of property, plant and equipment through issuance of other notes
      payable.......................................................................  $     467,573  $     654,053
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    Net assets of internet business transferred to affiliate through an intercompany
      loan..........................................................................       --        $     223,130
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See accompanying notes to unaudited condensed consolidated financial statements.

               THE HELICON GROUP, L.P. AND WHOLLY OWNED
                           INCORPORATED ENTITY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1997

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

    The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire.

(2) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at September 30, 1997, and their results of operations for the three month and nine month periods ended September 30, 1996 and 1997 and cash flows for the nine month periods ended September 30, 1996 and 1997. Information included in the condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1996 Form 10-K.

    HCC had nominal assets as of September 30, 1997 and had no operations from the date of incorporation to September 30, 1997. All intercompany accounts have been eliminated in consolidation. The results of operations for the nine month periods ended September 30, 1996 and 1997 are not necessarily indicative of the results for a full year.

               THE HELICON GROUP, L.P. AND WHOLLY OWNED
                           INCORPORATED ENTITY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1997


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

    On June 26, 1997, the Partnership acquired the net assets of a cable television system serving approximately 11,000 subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the town of Boone. The aggregate purchase price was $20,186,386 and was allocated to the net assets acquired which included, property, equipment and intangible assets. The Company utilized its available cash and the proceeds from a new credit facility it entered into with Banque Paribas consisting of $20,000,000 senior secured term loan facility to complete the acquisition (see Loans Payable--Banks below).

4) LOANS PAYABLE--BANKS

    On June 26, 1997, the Company entered into a $20,000,000 senior secured credit facility with Banque Paribas (the 1997 Credit Facility). The facility is non-amortizing and is due November 1, 2000. Borrowings under the facility financed the acquistion of certain cable television assets in North Carolina (see acquistion note above). Interest on the $20,000,000 outstanding are payable at specified margins over either LIBOR or the rate of interest publicly announced in New York City by The Chase Manhattan Bank from time to time as its prime commercial lending rate. The margins vary based on the Company's total leverage ratio, as defined, at the time of an advance. Currently interest is payable at LIBOR plus 2.75%.

    The 1997 Credit Facility is secured by a first perfected security interest in all of the assets of the Company and a pledge of all equity interests of the Company. The credit agreement contains various restrictive covenants that include the achievement of certain financial ratios relating to interest, fixed charges, leverage, limitations on capital expenditures, incurrence or guarantee of indebtedness, transactions with affiliates and distributions to members. In addition, management fees accrue at 5% of gross revenues.

    On June 23, 1997, the 1994 Credit Facility was repaid in full and the 1994 Credit Facility was terminated.

               THE HELICON GROUP, L.P. AND WHOLLY OWNED
                           INCORPORATED ENTITY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1997


5) OTHER EVENTS

    On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Company made an intercompany loan due on demand to HPI in this amount.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

  GENERAL

    The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three and nine months ended September 30, 1996 and 1997, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

    RECENT CABLE REGULATORY DEVELOPMENTS.

    The Telecommunications Act of 1996, Public law 104-104, enacted on February 8, 1996 ("1996 Act") instituted sweeping changes in the telecommunications industries and has significantly increased the potential for competition to cable television, especially from telephone and electric utilities. The Act terminated the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T and eliminated the 1984 Cable Act codification of the FCC telephone cable/ cross-ownership regulations. As a result, long-distance telephone companies such as AT&T, MCI and Sprint are eligible to provide local exchange service, and the local exchange carriers, including the seven Regional Bell Operating Companies, GTE and the smaller independent telephone carriers, are eligible to provide long-distance service provided certain pre-conditions are met.

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

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

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

    The 1996 Act amends the requirement that cable rates be uniform throughout a franchise area to exempt situations where the cable operator faces "effective competition," and by permitting bulk discounts to multiple dwelling units. However, the FCC retains jurisdiction to investigate complaints of "predatory pricing". The 1996 Act eliminates the requirement instituted in the 1992 Cable Act that cable systems must be held for three years prior to sale. The definition of "cable system" is amended so that competitive providers of video services will be regulated as a definitional "cable system" only if they use public rights-of-way. This frees many SMATV and MMDS providers of cable service from the FCC's cable regulations and restrictions. In addition to the elimination of the telephone/cable cross-ownership restrictions, the 1996 Act eliminates the broadcast network/cable cross-ownership restrictions, but leaves in place FCC regulations prohibiting cross-ownership between local television stations and cable systems. The FCC is empowered to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The MMDS/cable cross-ownership restrictions are eliminated for cable operators subject to effective competition. In October 1997 the FCC revised its inside wiring rules to permit, under certain circumstances, competitive SMATV and MMDS services to take over the cable operator's wiring inside the common areas of a Multiple Dwelling Unit. The Company is unable at this time to assess the impact of these regulations on its operations.

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

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER
     30, 1996.

    REVENUES. Revenues increased $3,504,200 or 12.4% to $31,816,821. Approximately 30% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates and strong growth in advertising revenue. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $35.88 in the 1996 period to $38.95 in the 1997 period. The $3.07 increase reflected primarily i) an increase of $1.65 in basic revenues; ii) an increase of $.57 due to the new program services; iii) an increase of $0.74 in advertising revenue; iv) a increase of $.07 in premium subscription revenue; and v) an increase of $.04 in other services.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

    OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $1,877,108 or 14.5% to $14,836,807. Approximately 30% of the increase in expenses was attributed to the North Carolina cable television system acquisition and approximately 25% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.8% to 46.6% in the 1997 period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $763,505 or 10.3% to $8,187,073, primarily as a result of $387,980 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $375,525 higher amortization expense largely attributed to the North Carolina acquisition.

    MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $175,244 or 12.4% to $1,590,837 consistent with the increase in revenues.

    CORPORATE AND OTHER EXPENSES. Corporate and other expenses increased $51,827 or 20.7% to $301,625.

    OPERATING INCOME. Operating income for the nine months ended September 30, 1997 increased $636,516 or 10.2% to $6,900,479 from the $6,263,963 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

    INTEREST EXPENSE. Interest expense increased $525,097 or 5.2% to $10,634,895. Approximately 85% of the increase in interest expense is associated with the debt for the North Carolina acquisition. The balance of the increase was primarily due to higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996 and lower interest expense on the 1994 Credit Facility which was repaid on June 26, 1997.

    INTEREST INCOME. Interest income decreased $62,268 or 39.2% to $96,506 primarily due to lower average cash balances.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

     REVENUES. Revenues increased $1,680,044 or 17.8% to $11,120,491. Approximately 64% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates and strong growth in advertising revenue. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $35.91 in the 1996 period to $38.27 in the 1997 period. The $2.36 increase reflected primarily i) an increase of $1.41 in basic revenues; ii) an increase of $.54 due to the new program services;
iii) an increase of $.20 in advertising revenue; iv) a increase of $.10 in premium subscription revenue; and v) an increase of $.11 in other services.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

    OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $863,543 or 20.0% to $5,182,486. Approximately 64% of the increase in expenses was attributed to the North Carolina cable television system acquisition, and approximately 18.0% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 45.7% in the 1996 period to 46.6% in the 1997 period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $567,692 or 22.6% to $3,084,267 primarily as a result of $262,957 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $304,735 higher amortization expense largely attributed to the North Carolina acquisition.

    MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $84,034 or 17.8% to $556,019 consistent with the increase in revenues.

    CORPORATE AND OTHER EXPENSES. Corporate and other expenses increased $18,192 or 20.7% to $106,063.

    OPERATING INCOME. Operating income for the three months ended September 30, 1997 increased $146,583 or 7.2% to $2,191,656 from the $2,045,073 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

    INTEREST EXPENSE. Interest expense increased $480,943 or 14.2% to $3,860,069 primarily due to interest expense associated with the debt for the North Carolina acquisition, higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996 and lower interest expense on the 1994 Credit Facility which was repaid June 26, 1997.

    INTEREST INCOME. Interest income decreased $30,305 or 52.5% to $27,438 primarily due to lower average cash balances.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

    The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility, under which none was outstanding at September 30, 1997 and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none of which was outstanding at September 30, 1997, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at September 30, 1997, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $279,028 was outstanding at September 30, 1997. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

    The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances which often include significant amounts for capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

    Cash flows provided by operating activities amounted to $7,327,514 and $6,196,978 for the nine months ended September 30, 1996 and 1997, respectively. The decline in cash generated from operations in the 1997 period compared to the 1996 period resulted primarily from higher cash interest expense on the 1997 Credit Facility and the Senior Secured Notes, the absence of the 1996 amortization of debt discount (non cash interest), the payment of financing costs on the 1997 Credit Facility, offset in part by increased revenues that were in excess of the increases in cash operating costs.

    Net cash used in investing activities amounted to $3,187,085 and $24,183,699 for the nine months ended September 30, 1996 and 1997, respectively, and included the following:

- In the 1996 period, the Partnership incurred $3,134,827 in capital expenditures related to the expansion and rebuilding of the Systems, paid $40,000 in connection with the acquisition of equipment and intangibles of an internet access provider and incurred $30,405 in other deferred costs.

               THE HELICON GROUP, L.P. AND WHOLLY OWNED
                           INCORPORATED ENTITY
                        SEPTEMBER 30, 1996 AND 1997


- In the 1997 period, the Partnership incurred $2,935,814 in capital expenditures related to the expansion and rebuilding of the Systems, paid $21,239,843 in connection with the acquisition of property, plant and equipment and intangibles of a cable television system and incurred $27,933 in other deferred costs.

    Net cash used by financing activities amounted to $333,200 for the nine months ended September 30, 1996 compared to $18,009,567 cash provided by financing activities for the nine months ended September 30, 1997, which included the following:

- In the 1996 and 1997 period, the Partnership borrowed $400,000 and $20,285,000, respectively, and made principal repayments of $544,444 and $1,503,194 respectively, under its bank credit facilities.

- In the 1996 and 1997 period, the Partnership made repayments of notes payable in the amounts of $347,626 and $686,489, respectively, which represented principal repayments under the Partnership's equipment credit facilities.

- Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

    CREDIT AGREEMENTS OF THE PARTNERSHIP. On September 30, 1997, the Partnership had cash, cash equivalents and certificates of deposits aggregating and totaling $5,774,035 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000, all of which was outstanding, bearing interest at LIBOR plus 2.75%, secured by all the assets of the Company; (iii) $2,036,764 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iv) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $285,000 loan facility from a bank, of which $279,028 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; and (vi) $1,001,006 of certain other equipment credit facilities with various due dates not exceeding four years.

    The Partnership believes that available working capital and cash flows generated from operations will be sufficient to allow it to meet its planned capital expenditures and meet its debt obligations and cover its other short and long-term liquidity needs. Also, while the Partnership presently sees no reason to do so, it could adjust scheduled capital expenditures if the Partnership's liquidity position so warrants.

INFLATION

    Certain of the Partnership's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 10.1 Loan Agreement dated as of June 26, 1997 by and among the Company, Banque Paribas, and the other lenders party thereto.

    Exhibit 10.2 Subsidiary Guaranty and Security Agreement dated as of June 26, 1997 by and among the Company, HCC and Banque Paribas.

    Exhibit 10.3 Intercreditor Agreement dated as of June 26,1997 among Banque Paribas as agent under the credit agreement, Fleet National Bank, HCC and the Company.

    (b) A Report on Form 8-KA was filed on September 10, 1997 reporting an event under Item 2 on Form 8-K.

               THE HELICON GROUP, L.P. AND WHOLLY OWNED
                           INCORPORATED ENTITY
                          SEPTEMBER 30, 1996 AND 1997

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1997                       THE HELICON GROUP, L.P.

                                               (Registrant)

                                               By: /s/ HERBERT J. ROBERTS
                                               ---------------------------------
                                               Name: Herbert J. Roberts
                                               Title:  Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                               HELICON CAPITAL CORP.
                                               Name: Herbert J. Roberts

Dated: November 12, 1997                       By: /s/ HERBERT J. ROBERTS
                                               ---------------------------------
                                               Name: Herbert J. Roberts
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)