Form 10-K
period 1997-12-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1998-03-30
CIK 915767, 915772

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997                   Commission File
                                                                    No.
                                                                 33-72468
                                                                 33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                     4841                     22-3248703
(State or other jurisdiction      (Primary Standard        (I. R. S. Employer
       of incorporation       Industrial Classification     Identification No.)
       or organization)             Code Number)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                     4841                     22-3248702
(State or other jurisdiction      (Primary Standard        (I. R. S. Employer
       of incorporation       Industrial Classification     Identification No.)
       or organization)             Code Number)

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

     Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrants: Not applicable.

     The number of shares outstanding of the common stock of Helicon Capital
                        Corp., as of March 31, 1998:100

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Registration Statement No. 33-72468 on Form S-4 effective, February 3, 1994

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                    FORM 10-K

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.   BUSINESS                                                          1
ITEM 2.   PROPERTIES                                                       15
ITEM 3.   LEGAL PROCEEDINGS                                                16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16


PART II
-------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                              16
ITEM 6.   SELECTED FINANCIAL DATA                                          16
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              16
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      22
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                              22

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               22
ITEM 11.  EXECUTIVE COMPENSATION                                           24
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                   25
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   27


PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                                              28

SIGNATURES                                                                 33

PART I

ITEM 1.  BUSINESS

General

     The Helicon Group, L.P. ("THGLP" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the state of Delaware to consolidate the ownership interests of Helicon Group, Ltd. ("Helicon"), Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P. and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Company acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies. The stockholders and the partners of the Predecessor Companies became limited partners of the Company. The Company operates under the name "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware corporation, which is 100% owned by Mr. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. (HPI) and 1% owned by the Baum Investments, Inc., the general partner, (See "Certain Relationships and Related Transactions" section). The Company is managed by Helicon Corp., an affiliated management company.

     Helicon Capital Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, was formed solely to be an co-issuer along with the Company of $115,000,000 aggregate principal amount of 11% Senior Secured Notes (the "Senior Secured Notes"). Helicon Capital Corp. had nominal assets as of December 31, 1996 and 1997 and had no operations from the date of incorporation to December 31, 1997.

     Helicon Telephone Co., a Delaware corporation, is a wholly owned subsidiary and Helicon Telephone Pennsylvania, LLC, a Pennsylvania limited liability company, is a 99% owned subsidiary of the Company. Such subsidiaries, along with certain other 99% owned limited liability companies which have not yet commenced operations, were formed for the purpose of providing local exchange, intrastate and interstate telecommunications services. As of December 31, 1997, Helicon Telephone Co. , Helicon Telephone Pennsylvania, LLC, and the other 99% owned limited liability companies had nominal assets and had no operations from the dates of incorporation to December 31, 1997. On December 16, 1996, Helicon Telephone Company, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company. As of December 31, 1997, this application was still pending.

     The Company operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire (the "Systems"). At December 31, 1997, the Company's cable television systems passed approximately 136,243 homes with 98,231 subscribers (customers). The Company has typically established itself in a state through a large acquisition and has added to the initially acquired system through acquisitions of nearby systems and line extensions. In addition to acquisitions of systems in the ordinary course of its business, the Company acquired large groups of subscribers in 1989 in Terrebonne and LaFourche, Louisiana, in 1992 in Barre and St. Johnsbury, Vermont and Haverhill, New Hampshire and in 1997 in Watauga County, Blowing Rock, Beech Mountain and the Town of Boone, North Carolina.

     Helicon Corp. is responsible for the day-to-day management of the Systems pursuant to an existing management agreement. Helicon Corp. is owned and controlled by Mr. Theodore Baum. Management fees relating to the Systems are payable monthly in an amount equal to five percent (5%) of gross revenues from the operation of the Systems subject to certain limitations.

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

     For an extra monthly charge, the Systems offer "premium" television services to their customers. These services (such as HBO(R), Cinemax(R), Showtime(R), The Movie Channel(R), The Disney Channel(R) and regional sports networks) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. Approximately eighty-eight percent of the subscribers are offered pay-per-view ("PPV") which allow them to purchase current release movies (after theatrical distribution) and other top, live sporting events (primarily boxing and wrestling matches) and concerts. The Systems receive additional fees from customers for such PPV programming, and from the sale of available advertising spots on advertiser-supported satellite channels. The Systems also offer home shopping services to their customers, and the Systems share in the revenues from sales of products in the Systems' service areas.

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

     In 1996, the Company began to purchase advanced analog addressable converters manufactured by General Instrument ("CFT-2200's") for its Pennsylvania system. In 1997, the Company began offering the interactive StarSight navigational program guide, which enables customers to make on-screen selections of any programs available, in its Pennsylvania and North Carolina systems.

     In March 1996, the Company began providing dial tone Internet Service to customers in its Pennsylvania system. On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI.

     On April 8, 1996, the Company acquired a 1% equity interest in HPI Acquisition Co., LLC, a newly formed affiliated entity organized for the purpose of acquiring and operating cable systems.

     On August 1996, the Company entered into a contract with a national paging company and began offering paging service in its Louisiana cable systems. In 1997, the Company offered paging service in its Pennsylvania and Vermont cable systems. The Company is planning to offer paging service to some of its other cable systems in 1998.

     In January 1997, the Company began offering private data network systems and cable modems to customers and is planning to offer these services to all of its cable systems in 1998.

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

     Helicon Corp., a management company managing the Company's Systems, has various contracts to obtain basic, satellite and premium programming for the Systems from program suppliers with compensation being generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support to Helicon Corp. Helicon Corp.'s programming contracts are generally for fixed periods of time ranging from three to ten years and are subject to negotiated renewal. Helicon Corp. currently supplies the programming it receives to THGLP pursuant to a Programming Supply Agreement with THGLP dated November 3, 1993. THGLP pays to Helicon Corp. only the costs incurred by Helicon Corp. under the respective programming agreements. No assurances can be given that Helicon Corp.'s programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Helicon Corp.'s programming contracts. Management believes, however, that Helicon Corp.'s relations with its programming suppliers generally are good.

     Cable programming costs are expected to continue to increase due to the additional programming provided to basic customers, increased costs to produce or purchase cable programming, inflationary increases, regulation and other factors. Increases in the cost of premium programming services have been offset in part by additional volume discounts as a result of increases in the number of customers of the systems managed by Helicon Corp. In 1995, 1996 and 1997, programming costs as a percentage of revenues were 19.2%, 19.3% and 20.9% respectively. The 1992 Cable Act permits full recovery of regulated basic and cable programming tier program cost increases under its rate "price cap" regulations.

     Cooperative. The Company became a member of the National Cable Television Cooperative ("NCTC") in 1986. Through the NCTC's 8.5 million subscriber membership purchasing power, the Company has been able to obtain additional favorable programming discounts. This has enabled the Company to reduce many of its programming expenses to levels similar to some of the major cable television multi-system operators. NCTC has announced that it will attempt to acquire bulk rate pricing for its members for purchases of digital converters. If NCTC is successful, the cost of digital converters to the Company will decrease.

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

     As of December 31, 1997, the Systems held 92 franchises. These franchises generally provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range up to 5% of the Subscriber revenues generated by a System. For the past three years, franchise fee payments made by THGLP have averaged approximately 1.8% of total gross System revenues. Franchise fees are passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

     The following table groups the Company's Subscribers by year of franchise expiration, where applicable.

Year of                              Numb          Percentage of       Number of
Franchise Expiration               Subscribers       Subscribers      Franchises
--------------------               -----------       -----------      ----------
1998                                       897               .9%               1
1999-2003                               45,262             46.1%              40
2004-2008                               22,686             23.1%              35
2009 and after                           3,582              3.6%               5
No expiration                           16,847             17.2%              11
No Franchise                             3,462              3.5%              --
Grandfathered under 1984
  Cable Act                              5,495              5.6%              --
                                        ------            -----           ------
  Total                                 98,231              100%              92
                                        ======            =====           ======

     The Company operates certain systems which serve multiple communities and, in some circumstances, portions of such systems serving approximately 203 subscribers, comprising approximately 0.2% of the Company's subscribers, extend into jurisdictions for which the Company believes no franchise is necessary. In addition, the Company has been operating in six communities in West Virginia without any franchise having been formally issued, although the Company has applied for the grant of such franchises. In view of the length of time that the Company has been operating in such communities and the small number of subscribers located therein, the Company believes that there is no significant risk that it will be unable to continue operating therein without a franchise. The non-franchised communities serve 4,429 subscribers, in West Virginia and 1,066 subscribers in Pennsylvania, comprising approximately 5.6% of the subscribers in all of the Systems.

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

     In recent years, the FCC has adopted policies encouraging new technologies and providing a more favorable operating environment for certain existing technologies that compete with cable television. Such policies have the potential to create substantial additional competition to cable. These technologies include, among others, DBS services whereby signals are transmitted by satellite to receiving facilities located on the premises of the DBS subscribers. Earth stations designed for private home use now enable individual households to receive much of the satellite-delivered programming services formerly available only to cable television subscribers. Although DBS does not provide subscribers with local broadcast stations, recently some DBS providers have announced their intention to do so, subject to favorable action by Congress and/or the U.S. Copyright Office to approve such service. DBS service has been successfully marketed throughout the country, including areas where the Company operates Systems. The Company believes, that, compared to DBS operators, the Company is a lower cost provider of comparable programming to customers. It is, however, anticipated that DBS operators will, in the future, package programming on a more desirable basis for customers and/or lower the high costs associated with DBS when compared to the cost of obtaining cable television service. The Company expects increasing competition from DBS providers.

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

     Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems known as Master Antenna Television ("MATV") and Satellite Master Antenna Television ("SMATV"), often enter into exclusive agreements with apartment building owners or homeowners associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Moreover, a private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. The Company currently does not compete with SMATV and MATV systems in its areas and only serves an insignificant number of customers in apartment complexes.

     Since the Systems operate under non-exclusive franchises, other operators (including municipal franchising authorities themselves as well as, telephone and electric utilities) may obtain permission to build cable television systems in areas in which the Systems presently operate. To date, there is competition from such operators in less than 0.5% of the existing mileage in the Company's franchise areas. In the Fall of 1996, Bentleyville Telephone Company ("BTC"), which operates local telephone service in the Borough of Bentleyville, Pennsylvania, began to build a cable system in the Borough of Bentleyville where the Company provides services to approximately 862 customers and in February 1997, BTC began offering a

42 channel basic cable service in competition with the company's 62 channel basic cable service. The Company has been able to effectively compete with BTC. The Company also anticipates that, over time, it will become subject to increasing competition from other telephone companies. This may have a material, but as yet undeterminate, impact on the Company's operations.

     The Telecommunications Act of 1996, Public Law 104-104, enacted on February 8, 1996, ("1996 Act") instituted sweeping changes in the telecommunications industries. The 1996 Act allows telephone companies, including the regional bell operating companies and others, to compete in their local telephone service areas with cable operators by repealing the telephone company cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Cable systems could be placed at a competitive disadvantage if the delivery of video program services by local telephone companies becomes widespread because cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross-subsidization by local telephone companies pose strategic disadvantages for cable operators to compete with local telephone companies providing video services. Additionally, the 1992 Cable Act insures that telephone company providers of video services will have the opportunity to acquire and offer to subscribers all significant cable programming services.

     The 1996 Act amends the Public Utilities Holding Company Act and permits electric utilities to provide telecommunication services (including cable television), provided they do so through separate subsidiaries. It is expected that many large utility companies, which have already installed fiber backbone for signaling and metering purposes, will now become significant competitors to cable television.

     The 1996 Act also substantially eliminates the barriers to competitors, including cable operators, entering into the business of local telephone exchange service and other telecommunications services traditionally provided by the local exchange carrier. It declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. Nevertheless, many states and local authorities have continued to erect barriers to cable operators desiring to provide telecommunications services.


     On December 16, 1996, Helicon Telephone Pennsylvania, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company. At December 31, 1997 this application was still pending.

     Advances in communications technology and changes in the marketplace are constantly occurring. Therefore, it is not possible to predict the extent to which the Company will be adversely affected by competition or the effect which ongoing future developments might have on the Systems or on the cable television industry generally.

Employees

     At December 31, 1997, the Company had 180 full-time employees. The Company considers its relations with its employees to be good. In the Company's Pennsylvania System, 40 employees (18 technical and 22 clerical) are represented by two unions and are covered by collective bargaining agreements. The collective bargaining agreement covering technical employees was recently reviewed and will expire on December 31, 1999 and the collective bargaining agreement covering clerical employees is scheduled to expire on December 31, 1998. No other employees of the Company are represented by unions.

Legislation and Regulation

     The cable television industry is subject to extensive governmental regulation at the Federal, state and local level. In addition, various legislative and regulatory proposals, such as tax reform proposals and proposals to revise the Copyright Act of 1976, may materially affect the cable television industry. The following is a summary of Federal laws and regulations that currently materially affect the growth and operation of the cable television industry, and a summary of certain state and local regulations.

     This section does not purport to be a summary of all present and proposed Federal, state and local regulations and legislation relating to the cable television industry. Other existing Federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise and regulatory requirements, currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or the Company can be predicted at this time.

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

     The 1984 Cable Act preempted local control over rates for premium channels and optional program tiers, as well as deregulating rates for basic cable services in areas where the cable operator was subject to "effective competition" to be defined by the FCC. The FCC's original definition of "effective competition", the presence of at least three off-air broadcast signals in the cable community, effectively de-regulated rates for most cable systems following the 1984 Cable Act. This scheme was altered significantly by the 1992 Cable Act, discussed below.

     Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging from flat annual fees equal to less than 1% of gross revenues to fees of 5% of gross revenues. Franchising authorities are also empowered to require cable operators to provide cable-related facilities, equipment and, in the case of pre-1984 Cable Act franchises, services to the public and to enforce compliance with such franchise requirements and voluntary commitments. When changed circumstances render such compliance commercially impracticable, however, the 1984 Cable Act provides for franchising authorities to renegotiate franchise requirements and, under certain circumstances, permits the cable operator to make changes in programming without local approval.

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

     The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain channels for public, educational, and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercial leased access by third parties. Although there has been limited activity in this area nationally, it is possible that such leased access will result in competition to services offered over the cable television system, particularly since the 1992 Cable Act, discussed below, empowers the FCC to set the rates and conditions for such leased access channels and the FCC has adopted rates and other rules designed to increase use of leased channels by third party programmers.

1992 Federal Cable Legislation

     Congress enacted the 1992 Cable Act in order to effect significant change in the regulatory framework under which cable television systems operate. After implementation of the 1984 Cable Act, rates for cable television service were unregulated for substantially all of the Systems. One of the purposes of the 1992 Cable Act was to re-impose rate regulations for most cable systems.

     Rate Regulation

     The 1992 Cable Act requires each cable television system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry and all public, educational and governmental access programming. Nearly all cable systems became subject to local rate regulation of basic service. Franchising authorities were empowered to apply FCC regulations to ensure that basic rates were reasonable and that rates for equipment, including installation, converters, and additional outlets, were based on actual cost. In addition, the 1992 Cable Act provided for regulation by the FCC of the rates for cable programming service ("CPS") tiers, defined as tiers of service other than the basic service tier. Under this regulatory scheme, many cable systems were required to reduce rates and to limit future rate increases for basic service and equipment, and for other tiers of service. Services offered on a per-channel or per-program basis are not subject to rate regulation by either municipalities or the FCC.

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

     Under the 1992 Cable Act, cable television systems may not require subscribers to purchase any service tier other than the basic tier as a condition of access to video programming offered on a per-channel or per-program basis. Cable television operators who do not already have the necessary equipment in place to comply with this requirement must implement the technology to facilitate this access by the year 2002. Currently, only the North Carolina System does not have such technology in place.

Carriage of Television Broadcast Signals.

     Commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, must elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system must negotiate and compensate the broadcaster for "retransmission consent" to carry the station. Local noncommercial television stations also are given similar mandatory carriage rights, but are not given the option to negotiate retransmission consent for the carriage of their signals.

Other Requirements

     In addition, the 1992 Cable Act (i) requires cable television programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS operators at not unreasonably discriminatory prices, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and prohibits new exclusive contracts with program suppliers without FCC approval, (iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) regulates the ownership by cable television operators of other media such as MMDS and SMATV.

     The FCC has imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, compatibility with other consumer electronic equipment such as "cable ready" television sets and video cassette recorders, equal employment opportunity, subscriber privacy, rates for leased access channels, obscenity and indecency, and disposition of a customer's home wiring. In October 1997 the FCC revised its rules to permit, under certain circumstances, competitive SMATV and MMDS services to take over the cable operator's wiring inside the common areas of a multiple dwelling unit. In addition, further rule changes, which are intended to further increase competition to cable systems serving multiple dwelling units, are under consideration by the FCC.

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

     Competition to Cable Television

     The  1996  Act  instituted  sweeping  changes  in  the   telecommunications
industries and has significantly increased the potential for competition to cable television, especially from telephone and electric utilities.

     (See discussion under the previous topic "Competition)

     Cable Rate Regulation. Under the 1996 Act, the Company qualifies for small cable system status and is effectively deregulated. Immediate CPS tier rate regulation relief is afforded to "small cable operators", those with fewer than approximately 600,000 subscribers and less than $250 million gross annual revenues and with less than 50,000 subscribers in the rate regulated franchise area. The 1996 Act eliminates as of March 31, 1999, all rate regulation of any upper cable program service "CPS" tier service, although certain members of Congress and FCC officials have called for postponement of this regulatory sunset and have also urged more rigorous rate regulation generally. The 1996 Act does not disturb existing or pending CPS tier rate settlements, nor does it eliminate regulation of rates for Basic Service Tiers (except that cable systems which had, as of December 31, 1994, only one tier of service are fully deregulated).

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

     Ownership Restrictions and Market Entry. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. This allows Local Exchange Carriers ("LEC") including the Regional Bell Operating Companies, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

     The 1996 Act also provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act of 1935, as amended. Because of their resources, utilities could be formidable competitors to traditional cable systems. (See discussion under "Competition.")

     The 1996 Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Act also eliminates the three year holding period previously required under a statutory provision regarding "anti-trafficking." The present federal regulatory scheme leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. However, the FCC has adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pole Attachments The FCC currently regulates the rates and conditions imposed by most public utilities for use of their poles, unless, under the Federal Pole Attachment Act, state public service commissions are able to demonstrate that they regulate the cable television pole attachment rates (as is true in certain states in which the Company does business). In the absence of state regulation, the FCC administers pole attachment rates though the use of a formula which it has devised.

     The 1996 Act introduces several changes to the regulation of cable pole attachments that could affect the Company. Pursuant to that law, the FCC recently established a new formula for poles used by cable operators which eventually will result in higher pole rental rates. This new FCC formula does not apply in states which certify they regulate pole rents.

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

     The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company believes that its properties, both owned and leased, are in good condition and in areas suitable and adequate for the Company's business operations. Management believes that the Company's franchises and licenses in each of the Township of North Union, Pennsylvania; the City of Uniontown, Pennsylvania; Terrebonne Parish, Louisiana; the communities in Vermont and Watauga County and the Town of Boone, North Carolina ( taken as a whole) are material to the results of operations of the Company. Additionally, the headend sites used by the Systems in such locations are material to the Company regardless of whether such headend sites are owned or leased; and the Company's private pole agreements in such locations are material to the Company.
Substantially all of the assets of the Company, including the Systems, are subject to liens of the Company's lenders.

     See "Management -- Certain Relationships and Related Transactions" for a description of office space leased from an affiliated entity.

     The Pennsylvania System serves Uniontown, Shippenville, Mariana and other contiguous areas of western Pennsylvania. The West Virginia System serves subscribers throughout western West Virginia and communities surrounding Charleston, West Virginia. On January 31, 1997, the Company acquired subscribers in the West Virginia counties of Wirt and Wood, for a purchase price of $1,053,457. The Vermont/New Hampshire System serves Barre, St. Johnsbury and the Upper Valley areas of eastern Vermont and Piermont, New Hampshire. In 1994, the Company was awarded the East Mountpelier franchise in Vermont which is contiguous to Barre. On January 31, 1995, the Company acquired subscribers in Bradford, Chelsea, and South Royalton, Vermont which are contiguous to Barre and Upper Valley, Vermont, for a purchase price of $350,000. The Company applied to the Vermont Public Service Bureau and has obtained a franchise for the Town of Tunbridge which is contiguous to South Royalton and Chelsea. The Louisiana System serves Terrebonne, Lafourche and St. Mary's Parish (Amelia) Louisiana. The North Carolina System serves the City of Roxboro, Person County and the eastern part of Caswell County in northeastern North Carolina. On June 26, 1997, the Company acquired subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the Town of Boone, for a purchase price of $19,947,430.

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

                                                      1993(a)        1994        1995         1996        1997
                                                      -------      -------     -------      -------     -------
Income Statement Data: ($ in 000's)
  Revenues                                            $29,448      $31,664     $35,225      $38,060     $42,946
  Depreciation and amortization                        10,314        9,453       9,561       10,127      11,204
  Operating income (loss)                              (1,381)       5,828       7,580        8,144       9,041
  Interest expense                                      9,498       12,477      12,992       13,497      14,520
  Net loss                                            (18,361)      (7,343)     (5,196)      (5,142)     (5,357)

Balance Sheet Data: ($ in 000's)
                                                      =========================================================
                                                        1993         1994        1995         1996        1997
                                                      -------      -------     -------      -------     -------
  Total assets                                        $69,942      $63,207     $60,938      $58,146     $72,607
  Total debt                                          117,170      119,104     122,675      124,382     143,341
  Shareholders' and partners' deficit                 (54,915)     (62,258)    (67,453)     (72,596)    (77,953)

(a) 1993 net loss includes an extraordinary item-loss on extinguishment of debt of $3.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company incurred a net loss for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. The principal items contributing to the Company's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the Systems, the Company's acquisitions and its financing activities. The Company believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Company believes that working capital generated from the issuance of the Senior Secured Notes and cash flow generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

Results of Operations

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December, 1996.

     Revenues. Revenues increased $4,885,993 or 12.8% to $42,945,730. Approximately 45% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates and strong growth in advertising revenue. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $36.07 in 1996 to $38.72 in 1997. The $2.65 increase reflected primarily i) an increase of $1.59 in basic revenues; ii) an increase of $.58 due to the new program services; iii) an increase of $0.37 in advertising revenue; iv) a increase of $.10 in premium subscription revenue; and
v) an increase of $.01 in other services.

     Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $2,620,146 or 14.9% to $20,160,815. Approximately 45% of the increase in expenses was attributed to the North Carolina cable television system acquisition and approximately 25% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.1% in 1996 to 46.9% in 1997.

     Depreciation and Amortization. Depreciation and amortization expenses increased $1,076,763 or 10.6% to $11,203,963, primarily as a result of $627,492 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $449,271 higher amortization expense largely attributed to the North Carolina acquisition.

     Management Fee Charged by Affiliate. Management fee expenses increased $244,299 or 12.8% to $2,147,286 consistent with the increase in revenues.

     Corporate and other expenses. Corporate and other expenses increased $47,215 or 13.7% to $392,512.

     Operating Income. Operating income for the twelve months ended December 31, 1997 increased $897,570 or 11.0% to $9,041,154 from the $8,143,584 operating income in the comparable 1996 period. The improvement in operating results was due to increased profits on higher revenues.

     Interest Expense. Interest expense increased $1,023,115 or 7.6% to $14,519,725. Approximately 93% of the increase in interest expense is associated with the debt for the North Carolina acquisition. The balance of the increase was primarily due to higher cash interest expense on the Senior Secured Notes, which after November 1, 1996, pay interest at the rate of 11% per annum, offset in part by the absence of non-cash interest expense attributed to the original issue discount on the Senior Secured Notes which became fully amortized on November 1, 1996 offset in part by lower interest expense on the 1994 Credit Facility which was repaid on June 26, 1997.

     Interest Income. Interest income decreased $88,962 or 42.3% to $121,582 primarily due to lower average cash balances.

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

     Interest Income. Interest income decreased $5,991 or 2.8% to $210,544.

Liquidity and Capital Resources

     The  cable  television   business   requires   substantial   financing  for
construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility, under which none was outstanding at December 31, 1997 and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, none of which was outstanding at December 31, 1997, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at December 31, 1997, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $276,641 was outstanding at December 31, 1997. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

     The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

     Cash flows provided by operating activities amounted to $6,066,378, $7,375,875 and $5,808,469 for the years ended December 31, 1995, 1996 and 1997, respectively. In 1996, cash generated from operations increased from 1995 primarily due to increased profits on higher revenues, higher accounts payable balances, higher accrued interest and lower receivables from subscribers. In 1997, cash generated from operations decreased from 1996 primarily due to the absence of the amortization of debt discount offset in part by financing costs incurred on the 1997 Credit Facility.

     Net cash used in investing activities amounted to $7,483,249, $4,799,240 and $25,323,444 for the years ended December 31, 1995, 1996 and 1997, respectively and included the following:

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

o In 1997, the Company incurred $4,246,007 in capital expenditures related to the expansion and rebuilding of the systems, paid $21,000,887 in connection with the acquisition of property, plant and equipment and intangibles of a cable television system and incurred $99,820 in other deferred costs.

     Net cash provided by financing activities amounted to $996,290 and $18,457,411 for the years ended December 31, 1995 and 1997, respectively, while net cash used in financing activities amount to $810,262 for the year ended December 31, 1996, which included the following:

o In 1995, the Company had $2,850,000 in borrowings and $1,100,000 in principal repayments under the 1994 Credit Facility with Fleet Bank, made $402,729 in principal repayments under the Company's equipment credit facilities (See Credit Agreements of the Company, below).

o In 1996, the Company had $400,000 in borrowings and $952,777 in principal repayments under the 1994 Credit Facility with Fleet Bank, made $446,808 in principal repayments under the Company's equipment credit facilities (see Credit Agreements of the Company, below).

o In 1997, the Company redeemed $1,000,000 of certificates of deposits, had $20,285,000 in borrowings, made $1,505,581 in principal re-payments and $768,526 in other principal repayments under the Company's equipment credit facilities. (see Credit Agreements of the Company, below)

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

     Credit Agreements of the Company. On December 31, 1997, the Company had cash and cash equivalents of $3,693,625 and the following credit arrangements:
(i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company (iii) the 10% Note due August 20, 2000 to Simmons Communications Company, L.P. in the amount of $2,036,765 (the original principal amount plus accrued interest thereon through September 30, 1997); (iv) $5,000,000 principal amount in favor of Mr. Baum pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $1,028,089 of certain other equipment credit facilities with various due dates not exceeding five years. The principal cash payments required under the Company's outstanding indebtedness for the fiscal years ended December 31, 1998, 1999, 2000 and 2001 are estimated to aggregate $388,321, $318,133, $20,233,957, $27,124,042, respectively. The
Company intends to use available cash and cash generated from operating activities to make such debt service payments. The principal cash payments required under the Company's outstanding indebtedness for the fiscal year ended December 31, 2002 are estimated to aggregate $25,000,400. The Company intends to use available cash and cash generated from operating activities to make such debt service payments or refinance its indebtedness to satisfy such obligations.

     In the past, the Company has committed  substantial  capital  resources for
(i) construction and expansion of existing Systems, (ii) routine replacement of cable television plant, (iii) increase in the channel capacity of certain of its Systems, (iv) acquisition of certain Systems, and (v) increase in the percentage of its Systems which are equipped with addressable technology. In 1995, 1996 and 1997 capital expenditures, excluding acquisitions, totaled $6,561,044, $4,771,631 and $4,246,007, respectively.

     The Company has budgeted approximately $6,200,000 for capital expenditures for the Systems during 1998, which includes $1,200,000 for rebuilding portions of the Pennsylvania, North Carolina, Louisiana and Vermont Systems, $700,000 for extensions on the Systems, $500,000 for Private Networks and $3,800,000 for converters, customer installation material, and other capital expenditures. The Company believes it will have sufficient cash to fund all such capital expenditures.

     The Company believes that available working capital and cash flows generated from operations will be sufficient to allow it to meet its planned capital expenditures, meet its debt obligations and cover its other short and long term liquidity needs. Also, while the Company presently sees no reason to do so, it could adjust scheduled capital expenditures if the Company's liquidity position so warrants.

Inflation

     Certain of the Company's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Company does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Management has initiated a partnership-wide program to prepare the computer systems and applications for the year 2000. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or result of operations. The amount expensed in 1997 was immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive and key officers of Helicon Corp. and Baum Investments, Inc., the general partner of the Company, are set forth below.

Name                  Age   Position with Baum Investments and Helicon Corp.
----                  ---   ------------------------------------------------
Theodore B. Baum      63    Chairman of the Board of Directors; Chief Executive
                            Officer; and President
Gregory A. Kriser     47    Chief Operating Officer; Executive Vice President
Herbert J. Roberts    43    Chief Financial Officer; Treasurer; Senior
                            Vice President
David M. Baum         36    Senior Vice President of Operations
Thomas Gimbel         55    Senior Vice President of Engineering
Ruth Baum             59    Vice President;  Director
George S. Psyllos     43    Vice President and Corporate Controller
Richard Hainbach      45    Secretary

     Mr. Baum has been Chief Executive Officer and President of Helicon Corp. since 1974. Mr. Baum is a 33-year veteran of the cable television industry. He is a former owner and Chief Operating Officer of Cable Information Systems, a company engaged in the ownership and operation of cable television systems. In June 1977, Mr. Baum founded the Company under the name Fayette Cablevision Company.

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

     Mr. Gimbel became the Senior Vice President of Engineering of Helicon Corp. as of January 1, 1998. Mr. Gimbel formerly was Chief Operating Officer of Fidelity Systems, Inc., a cable and telephone construction company. His prior affiliations also include Vice President of Engineering at Cablevision Industries, Inc. and Vice President, Systems Manager of Comcast Cablevision of Philadelphia. He has been active in the Society of Cable Television Engineers and the National Cable Television Association engineering committee. Mr. Gimbel is a licensed professional quality engineer.

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

Summary Compensation Table

     The following table summarizes the compensation paid during 1995, 1996 and 1997 estimated to the five highest paid executive officers of Helicon Corp.

                                                                         Other Annual            All Other
Name and Principal Position          Year      Salary          Bonus     Compensation         Compensation
---------------------------          ----      ------          -----     ------------         ------------
Theodore B. Baum                     1997      65,400 (1    $250,000       $1,053,405 (2           $15,480 (5
  Chief Executive Officer;           1996      62,700 (1         -0-          994,770 (2           $15,555 (5
  President                          1995      61,200 (1         -0-          962,250 (2               -0-
                                                      (1                              (2

Gregory A. Kriser                    1997     226,000            -0-           87,750 (3               -0-
  Executive Vice President           1996     202,539        $50,000           87,750 (3               -0-
                                     1995     178,000            -0-           87,720 (3               -0-
                                                                                      (3

Herbert J. Roberts                   1997     220,500        $50,000           40,785 (3               -0-
  Senior Vice President; Chief       1996     198,211        $50,000           40,785 (3               -0-
  Financial Officer; Treasurer       1995     174,000            -0-           40,770 (3               -0-
                                                                                      (3

David M. Baum                        1997     240,000        $50,000 (4         2,720                  -0-
  Vice President                     1996     204,464        150,000 (4         1,300                  -0-
                                     1995     175,000            -0-            1,180                  -0-

Thomas Gimbel                        1997     150,000            -0- (3        24,825 (3               -0-
  Vice President                     1996     131,557        $30,000 (3        24,825 (3               -0-
                                     1995     114,000            -0- (3        24,755 (3               -0-
                                                                     (3               (3

----------
1) Includes payments made by Helicon Corp. pursuant to a current employment agreement with Mr. Baum. The employment agreement provides for annual compensation of $65,400 with certain escalation provisions therein. Under his employment agreement, Mr. Baum is engaged as the Chief Executive Officer of Helicon Corp. and its affiliates. Helicon Corp. also has a consulting arrangement with Elizabeth Baum, the daughter of Mr. and Mrs. Baum, pursuant to which Ms. Baum was paid $75,000 for her legal services as Assistant Secretary of Helicon Corp. Ruth Baum, Mr. Baum's wife, is employed by Helicon Corp. as its Vice President at an annual salary of $65,400.

2)   Includes $955,000, $987,500 and $1,045,000 of consulting fees paid in 1995,
     1996 and 1997 respectively, to TR Cable Consultants, a company owned by Theodore and Ruth Baum.

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

Board Compensation Committee Report on Executive Compensation

     For the 1995, 1996 and 1997 fiscal years, the Company had no compensation committee. The Company is controlled by Mr. Theodore Baum, the Chairman of the Board of Directors, Chief Executive Officer and President of Helicon Corp. and Baum Investments; and the compensation of the Company's executive officers is determined by Mr. Baum subject to the approval of the boards of directors of Helicon Corp. and Baum Investments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth the number and percentage of interests in the Company owned by the Company's management and certain beneficial owners. HPI owns 99% of the interest in the Company. With the exception of Baum Investments, Inc. which has both a direct and indirect ownership interests in the Company, all beneficial ownership interests in the Company are owned indirectly through HPI. Other than as set forth below, no person or entity beneficially owns more than 5.0% of the limited partnership interests in the Company.

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

     Pursuant to the management agreement (see Item 14.3 "Exhibits") between Helicon Corp. and the Company, during 1995, 1996 and 1997 the Company was charged management fees of $1.8 million, $1.9 million, and $2.1 million, respectively. Management fees are calculated based on the gross revenues of the Systems. Additionally, during 1995, 1996 and 1997, the Partnership was also charged $639,477, $980,000, $713,906, respectively, for certain costs incurred by this related party on their behalf.

     TR Cable Consultants, a company owned by Theodore and Ruth Baum, received aggregate consulting fees of $955,000, $987,500 and $1,045,000 from Helicon Corp. in respect of consulting services provided by TR Cable Consultants to Helicon Corp. for the year ended December 31, 1995, 1996 and 1997, respectively. As executive officers of Helicon Corp., Theodore and Ruth Baum were paid salaries by Helicon Corp. with respect to their executive officer and administrative functions. Their compensation for non-executive officer and administrative functions, such as services performed with respect to the investigation of potential acquisitions and expansion of existing Systems by the Company and the development of marketing and financing strategies, was paid in the form of a consulting fee to TR Cable Consultants.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Form 10-K

1.   Financial Statements

     The following information is contained in the Financial section of this Annual Report for the fiscal year ended December 31, 1997 (see Page F-1 of this Report).

o    Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1996 and 1997

o Consolidated Statements of Operations for each of the three years ended December 31, 1997

o Consolidated Statements of Changes in Partners' Deficit for each of the three years ended December 31, 1997.

o Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997.

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

10.19 First Amendment to Loan Agreement dated as of February 23, 1996 by and among the Company, HCC and Fleet Bank.

10.20 Second Amendment to Loan Agreement dated as of June 28, 1996 by and among the Company, HCC and Fleet Bank.

10.21 Loan Agreement dated as of June 26, 1997 by and among the Company and Banque Paribas, and The Lenders Party Thereto. (Filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).

10.22 Subsidiary Guaranty Security Agreement dated as of June 26, 1997 by and among the Company, HCC and Banque Paribas.(Filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).


10.23 Intercreditor Agreement dated as of June 26,1997 among Banque Paribas as agent under the credit agreement, Fleet National Bank, HCC and the Company. (Filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30,
               1997).

12. Statement regarding computation of earnings to fixed charges ratio.

21.            List of  Subsidiaries  of  Registrants  (filed as  Exhibit  21 to
               Registration   Statement  No.  33-72468  on  Form  S-4  effective
               February 3, 1994 and incorporated herein by reference).

27.            Financial Data Schedule.

b)   Current Reports on Form 8-K

          A report on Form 8-KA was filed on September 10, 1997 reporting an event under Item 2 on Form 8-K.


c)   Exhibits (See Item 14(a)3 above)

d)   Financial Statements

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998           THE HELICON GROUP, L.P.
                                 (Registrant)

                                 By:    Baum Investments, Inc.,
                                        its general partner

                                 By:    /s/Theodore B. Baum
                                        (Theodore B. Baum)
                                        President

                                 By:    /s/ Herbert J. Roberts
                                        (Herbert J. Roberts)
                                        Senior Vice President
                                        (Principal Financial and
                                        Accounting Officer)


Dated:  March 27, 1998           HELICON CAPITAL CORP.
                                 (Registrant)

                                 By:    /s/Theodore B. Baum
                                        (Theodore B. Baum)
                                        President

                                 By:    /s/ Herbert J. Roberts
                                        (Herbert J. Roberts)
                                        Senior Vice President
                                        (Principal Financial and
                                        Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                         Date
---------                                -----                         ----
BAUM INVESTMENTS, Inc., as general
partner of
THE HELICON GROUP, L.P.
/s/  Theodore B. Baum         President (Principal Executive      March 27, 1998
     (Theodore B. Baum)       Officer); Director

/s/  David M. Baum            Senior Vice President;              March 27, 1998
     (David M. Baum)          Director

HELICON CAPITAL CORP.
/s/  Theodore B. Baum         President (Principal Executive      March 27, 1998
     (Theodore B. Baum)       Officer); Director

/s/  David M. Baum            Senior Vice President;              March 27, 1998
     (David M. Baum)          Director

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT (ITEM 14(A))

                                                                            Page

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                 F-3

Consolidated Statements of Operations for each of the three years
ended December 31, 1997                                                      F-4

Consolidated Statements of Changes in Partners'
Deficit for each of the three-years ended December 31, 1997                  F-5

Consolidated Statements of Cash Flows for each of the three years
ended December 31, 1997                                                      F-6

Notes to Consolidated Financial Statements                                   F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Helicon Group, L.P. and wholly owned incorporated entities as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                             /s/KPMG Peat Marwick LLP
                                             KPMG Peat Marwick LLP

New York, New York
March 20, 1998

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1997

                                                               December 31, 1996   December 31, 1997
                                                                 -------------       -------------
          Assets (notes 8 and 9)
Cash and cash equivalents (note 2)                               $   5,751,189       $   3,693,625
Receivables from subscribers                                           795,568             997,231
Prepaid expenses and other assets                                      959,916           1,409,724
Property, plant and equipment, net (notes 3, 4,and 10)

                                                                    28,887,133          35,080,302
Intangible assets and deferred costs, net (notes 3 and 5)

                                                                    21,751,852          30,628,407
Due from affiliates (note 6)                                           131,540             797,590
                                                                 -------------       -------------
          Total assets                                           $  58,277,198       $  72,606,879
                                                                 =============       =============

     Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                               $   2,907,235       $   3,159,022
  Accrued expenses                                                     518,625             760,609
  Subscriptions received in advance                                    371,464             697,633
  Accrued interest                                                   2,155,526           2,173,590
  Due to principal owner (note 7)                                    5,000,000           5,000,000
  Senior secured notes (note 8)                                    115,000,000         115,000,000
  Loans payable to banks (note 9)                                    1,497,223          20,276,641
  Other notes payable (note 10)                                      2,885,044           3,064,854
  Due to affiliates, net (note 6)                                      537,844             427,282
                                                                 -------------       -------------
          Total liabilities                                        130,872,961         150,559,631
                                                                 -------------       -------------

Commitments (notes 8 and 12)

Partners' deficit: (note 11)
  Accumulated partners' deficit                                    (72,594,763)        (77,951,752)
  Less capital contribution receivable                                  (1,000)             (1,000)
                                                                 -------------       -------------
          Total partners' deficit                                  (72,595,763)        (77,952,752)
                                                                 -------------       -------------
     Total liabilities and partners' deficit                     $  58,277,198       $  72,606,879
                                                                  =============       =============

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1995, 1996 and 1997

                                                             1995            1996            1997
                                                         ------------    ------------    ------------

Revenues                                                 $ 35,224,720    $ 38,059,737    $ 42,945,730
                                                         ------------    ------------    ------------
Operating expenses:
  Operating expenses (note 12)                              9,403,668      10,213,044      12,166,203
  General and administrative expenses (notes 6 and 12)      5,476,416       6,177,970       6,619,137
  Marketing expenses                                        1,081,352       1,149,655       1,375,475
  Depreciation and amortization                             9,560,958      10,127,200      11,203,963
  Management fee charged by affiliate (note 6)              1,761,236       1,902,987       2,147,286
  Corporate and other expenses (note 7)                       361,333         345,297         392,512
                                                         ------------    ------------    ------------
    Total operating expenses                               27,644,963      29,916,153      33,904,576
                                                         ------------    ------------    ------------
    Operating income                                        7,579,757       8,143,584       9,041,154
                                                         ------------    ------------    ------------
Interest expense  (notes 7 and 10)                        (12,991,954)    (13,496,610)    (14,519,725)
Interest income                                               216,535         210,544         121,582
                                                         ------------    ------------    ------------
                                                          (12,775,419)    (13,286,066)    (14,398,143)
                                                         ------------    ------------    ------------
    Net loss                                             ($ 5,195,662)   ($ 5,142,482)   ($ 5,356,989)
                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
             Consolidated Statements of Changes in Partners' Deficit
                  Years Ended December 31, 1995, 1996 and 1997

                                       Partners' Deficit
                                   -------------------------        Capital
                                    General         Limited      Contribution
                                    Partner        Partners       Receivable         Total
                                   ---------     -----------     ------------     ------------

Balance at December 31, 1994       ($256,037)    (62,000,582)       (1,000)       ($62,257,619)

Net loss                           ($ 51,957)     (5,143,705)         --          ($ 5,195,662)
                                   ---------     -----------        ------        ------------

Balance at December 31, 1995       ($307,994)    (67,144,287)       (1,000)       ($67,453,281)

Net loss                           ($ 51,425)     (5,091,057)         --          ($ 5,142,482)
                                   ---------     -----------        ------        ------------

Balance at December 31, 1996       ($359,419)    (72,235,344)       (1,000)       ($72,595,763)

Net Loss                           ($ 53,570)     (5,303,419)         --          ($ 5,356,989)
                                   ---------     -----------        ------        ------------
Balance at December 31, 1997       ($412,989)    (77,538,763)       (1,000)       ($77,952,752)
                                   =========     ===========        ======        ============

See accompanying notes to consolidated financial statements.

THE HELICON GROUP, L.P. AND WHOLLY OWNED
INCORPORATED ENTITIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1995, 1996 and 1997

                                                                           1995            1996            1997
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                             ($ 5,195,662)   ($ 5,142,482)   ($ 5,356,989)
                                                                       ------------    ------------    ------------
  Adjustments  to  reconcile  net  loss  to  net  cash  provided by  operating activities:
      Depreciation and amortization                                       9,560,958      10,127,200      11,203,963
      Amortization of debt discount and deferred financing costs          1,942,730       1,778,684          60,000
      (Gain) loss on sale of equipment                                       (6,450)        (20,375)         (1,069)
      Interest on other notes payable added to principal                    153,025         168,328         185,160
      Change in operating assets and liabilities:
          (Increase) decrease in receivables from subscribers               (86,988)        119,995        (201,663)
          Increase in prepaid expenses and other assets                      (8,492)       (108,888)       (449,808)
          Increase in financing costs incurred                                 --              --          (400,000)
          (Decrease) increase in accounts payable and accrued expenses     (249,726)         90,019         424,641
          (Decrease) increase in subscriptions received in advance          (46,615)        (21,560)        326,170
          Increase in accrued interest                                        3,598         384,954          18,064
                                                                       ------------    ------------    ------------
          Total adjustments                                              11,262,040      12,518,357      11,165,458
                                                                       ------------    ------------    ------------
          Net cash provided by operating activities                       6,066,378       7,375,875       5,808,469
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                             (6,561,044)     (4,771,631)     (4,246,007)
  Proceeds from sale of equipment                                             6,450          21,947          23,270
  Cash paid for net assets of cable television systems acquired            (350,000)           --       (21,000,887)
  Cash paid for net assets of internet business acquired                       --           (40,000)           --
  Increase in intangible assets and deferred costs                         (578,655)         (9,556)        (99,820)
                                                                       ------------    ------------    ------------
          Net cash used in investing activities                          (7,483,249)     (4,799,240)    (25,323,444)
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Decrease in restricted cash                                                  --              --         1,000,000
  Proceeds from bank loans                                                2,850,000         400,000      20,285,000
  Repayment of bank loans                                                (1,100,000)       (952,777)     (1,505,581)
  Repayment of other notes payable                                         (402,729)       (446,808)       (768,526)
  Advances to affiliates                                                 (1,317,392)     (2,750,376)     (1,829,692)
  Repayments of advances to affiliates                                      966,411       2,939,699       1,276,210
                                                                       ------------    ------------    ------------
          Net cash provided by (used in) financing activities               996,290        (810,262)     18,457,411
                                                                       ------------    ------------    ------------
          Net (decrease) increase in cash and cash equivalents             (420,581)      1,766,373      (1,057,564)

Cash and cash equivalents at beginning of period                          3,405,397       2,984,816       4,751,189
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period                             $  2,984,816    $  4,751,189    $  3,693,625
                                                                       ------------    ------------    ------------
Supplemental cash flow information:
  Interest paid                                                        $ 10,892,601    $ 11,164,645    $ 14,256,501
                                                                       ============    ============    ============
  Other non-cash items:
    Acquisition of property, plant and equipment through issuance of
      other notes payable                                              $    128,111    $    759,612    $    763,175
                                                                       ============    ============    ============
    Net assets of internet business transferred to affiliate through
      an intercompany loan                                                     --              --      $    223,130
                                                                       ============    ============    ============
    Investment in HPI Acquisition Co., LLC through the issuance of a
      note payable                                                             --      $      1,000            --
                                                                       ============    ============    ============

          See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1996 and 19967


1.   Organization and Nature of Business

     The Helicon Group, L.P. (the "Partnership" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the state of Delaware to consolidate the ownership interests of Helicon Group, Ltd. ("Helicon"), Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P. and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the
     Partnership acquired substantially all of the operating assets and agreements of all the cable television systems which were previously owned by the Predecessor Companies and the stockholders and the partners of the Predecessor Companies became limited partners of the Partnership. The Company operates under the name of "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware Corporation, which is 100% owned by Mr. Theodore B. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. (HPI) and 1% owned by the Baum Investments, Inc., the general partner. The Company is managed by Helicon Corp., an affiliated management company.

     The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. The Company also offers advanced services, such as paging, cable modems and private data network systems to its customers.

2.   Summary of Significant Accounting Policies

     a)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"). HCC had nominal assets as of December 31, 1996 and 1997 and had no operations from the date of incorporation to December 31, 1997. All intercompany accounts have been eliminated in consolidation. Certain prior intercompany balances have been reclassified to conform with the current year presentation.

     b)   Partnership Profits, Losses and Distributions

          Under the terms of the Company's partnership agreement, profits, losses and distributions of the Partnership will be made to each partner pro-rata based on their respective partnership interest.

                                       F-7
                                                                     (Continued)

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

     f)   Income Taxes

          No provision for Federal or state income taxes has been made in the accompanying consolidated financial statements since any liability for such income taxes is that of the Partnership's partners and not of the Partnership. Certain assets have a basis for income tax purposes that differs from the carrying value for financial reporting purposes, primarily due to differences in depreciation methods. As a result of these differences, at December 31, 1996 and 1997 the net carrying value of these assets for financial reporting purposes exceeded the net basis for income tax purposes by approximately $15,100,000 and $15,400,000, respectively.

     g)   Cash and Cash Equivalents

          Cash and cash equivalents, consisting of amounts on deposit in money market accounts, checking accounts and certificates of deposit, were $5,751,189 and $3,693,625 at December 31, 1996 and 1997, respectively.
          For purposes of the statements of cash flow, certificates of deposit with maturities of over 90 days, included above, amounted to $1,000,000 at December 31, 1996, and were not considered cash equivalents.

                                       F-8
                                                                     (Continued)

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

          Senior Secured Notes and Long-term Debt

          For the Senior Secured Notes, fair values are based on quoted market prices. The fair market value at December 31, 1996 and 1997 was approximately $117,000,000 and $123,000,000, respectively. For long-term debt, their values approximate carrying value due to the short term maturity of the debt and/or fluctuating interest.

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

                                       F-9
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements


     On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was approximately $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

     On June 26, 1997, the Partnership acquired the net assets of a cable television system serving approximately 11,000 subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the town of Boone. The aggregate purchase price was $19,947,430 and was allocated to the net assets acquired using the purchase method of accounting and included, property, equipment and intangible assets. The Company utilized its available cash and the proceeds from a new credit facility it entered into with Banque Paribas consisting of $20,000,000 senior secured term loan facility to complete the acquisition (see Loans Payable - Banks below).

     The aggregate purchase price of the 1997 acquisitions was $21,000,887 and was allocated to the net assets acquired based on their estimated fair market value as follows:

          Land                                                $29,100
          Cable television system                           7,768,400
          Vehicles                                            165,000
          Computer equipment                                  240,000
          Subscriber lists                                 12,909,429
          Organization and other costs                        131,584
          Other net operating items                         (242,626)
                                                            ---------
          Total aggregate purchase price                  $21,000,887
                                                          ===========

     The following unaudited pro-forma summary presents the Partnership's results of operations as if the North Carolina acquisition had occurred as of the beginning of the fiscal 1996, after giving effects to certain adjustments, including the depreciation and amortization of property, plant and equipment and intangible assets acquired and interest costs on the debt incurred to finance this acquisition. This pro-forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which might occur in the future. Pro-forma results for other acquisitions are not included because they do not meet the significance test.

                                            Year ended December 31
                                      ---------------------------------
                                          1996                 1997
                                      ------------         ------------
          Revenues                    $ 41,735,750         $ 44,854,534
                                      ============         ============
          Net Loss                    $  7,467,320         $  6,500,913
                                      ============         ============

                                      F-10
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements


4.   Property, Plant and Equipment

     Property, plant and equipment is summarized as follows at December 31:

                                                                             Estimated useful
                                                  1996           1997           life in years
                                           -----------    -----------                --------
Land                                           $96,689        $96,689                      --
Cable television system                     66,618,787     78,060,495                 5 to 20
Office furniture and fixtures                  418,047        481,062                5 and 10
Vehicles                                     2,304,077      2,945,543                 3 and 5
Building                                       272,996        510,854                5 and 10
Building and leasehold
  Improvements                                 341,736        356,964                  1 to 5
Computers                                    1,729,593      1,917,681                5 and 10
                                           -----------    -----------
                                            71,781,925     84,369,288
Less accumulated depreciation              (42,894,792)   (49,288,986)
                                           -----------    -----------
                                           $28,887,133    $35,080,302
                                           ===========    ===========


5.   Intangible Assets and Deferred Costs

     Intangible assets and deferred costs are summarized as follows at December 31:

                                                                             Estimated useful
                                                  1996           1997           life in years
                                           -----------    -----------                --------
Covenants not-to-compete                   $13,168,422    $13,158,422                       5
Franchise agreements                        19,650,889     19,650,889                 9 to 17
Goodwill                                     1,703,760      1,703,760               20 and 40
Subscriber lists                            16,541,413     29,525,115                 6 to 18
Financing costs                              4,455,478      4,855,478                 8 to 10
Organization and other costs                 1,835,332      1,964,904                 5 to 10
                                           -----------    -----------
                                            57,355,294     70,858,568

Less accumulated amortization              (35,603,442)   (40,230,161)
                                           -----------    -----------
                                           $21,751,852    $30,628,407
                                           ===========    ===========


                                      F-11
                                                                     (Continued)

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

     During 1995, 1996 and 1997 the Partnership was charged management fees of $1,761,236 $1,902,987, $2,147,286 respectively. Management fees are calculated based on the gross revenues of the systems. Additionally, during 1995, 1996 and 1997, the Partnership was also charged $639,477, $980,000 and $713,906, respectively, for certain costs incurred by this related party on their behalf.

7.   Due to Principal Owner

     Mr. Theodore Baum, directly or indirectly, is the principal owner of 96.17% of the general and limited partnership interests of the Partnership (the "Principal Owner"). Due to Principal Owner consists of $5,000,000 at December 31, 1996 and 1997. Beginning on November 3, 1993, interest on the $5,000,000 due to the Principal Owner did not accrue and in accordance with the provisions of the Senior Secured Notes was not paid for twenty four months. Interest resumed on November 3, 1995 (see Note 8). The principal may only be repaid thereafter subject to the passage of certain limiting tests under the covenants of the Senior Secured Notes. Prior to the issuance of the Senior Secured Notes, amounts due to Principal Owner bore interest at varying rates per annum based on the prime rate and were due on demand. These amounts due to the Principal Owner are subject and subordinate to the prior payment of the amounts due to banks under the 1994 credit agreement described in note 9. Interest expense includes $91,076 in 1995, $521,701 in 1996 and $530,082 in 1997, related to this debt.


                                      F-12
                                                                     (Continued)

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

9.   Loans Payable - Bank

     On June 26, 1997, the Company entered into a $20,000,000 senior secured credit facility with Banque Paribas (the 1997 Credit Facility). The facility is non-amortizing and is due November 1, 2000. Borrowings under the facility financed the acquisition of certain cable television assets in North Carolina (see acquisition note above). Interest on the $20,000,000 outstanding are payable at specified margins over either LIBOR or the rate of interest publicly announced in New York City by The Chase Manhattan Bank from time to time as its prime commercial lending rate. The margins vary based on the Company's total leverage ratio, as defined, at the time of an advance. Currently interest is payable at LIBOR plus 2.75%.



                                      F-13
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

     The 1997 Credit Facility is secured by a first perfected security interest in all of the assets of the Company and a pledge of all equity interests of the Company. The credit agreement contains various restrictive covenants that include the achievement of certain financial ratios relating to interest, fixed charges, leverage, limitations on capital expenditures, incurrence or guarantee of indebtedness, transactions with affiliates, distributions to members and management fees which accrue at 5% of gross revenues.

     On June 23, 1997, the 1994 Credit Facility was repaid in full and the 1994 Credit Facility was terminated.
















                                      F-14
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

10.  Other Notes Payable

     Other Notes payable consists of the following at December 31:

                                                 1996                 1997
                                                 ----                 ----

     Promissory  note in  consideration
       for   acquisition   of  a  cable
       television   system,    accruing
       interest  at 10%  per  annum  on
       principal  and accrued  interest
       which is added to  principal  on
       certain     specified     dates;
       interest   becomes   payable  on
       January    1,   1998   and   the
       principal  is payable in full in
       August   20,   2000                    $1,851,604           $2,036,765

     Subordinated    promissory    note
       payable in  connection  with the
       acquisition    of   a    limited
       partner's    interest    in    a
       Predecessor Company,  payable in
       20  quarterly   installments  of
       $25,000,  plus  interest  at the
       prime  lending  rate  (which was
       8.5% and 8.25% at  December  31,
       1996  and  1997,   respectively)
       through October 31, 1997

                                                  75,000                 -0-

     Installment  note,  collateralized
       by   computer    equipment   and
       payable     in    60     monthly
       installments      of     $6,184,
       including  interest  at  8%  per
       annum, through December 18, 1997

                                                  71,131                 -0-

     Installment  note,  collateralized
       by   computer    equipment   and
       payable     in    60     monthly
       installments      of     $5,300,
       including interest at Prime Plus
       1.5% per annum, through February
       28, 2001;  fully repaid June 23,
       1997

                                                 265,000                 -0-

     Installment notes,  collateralized
       by   vehicles   and  payable  in
       monthly     installments,     at
       interest  rates  between 5.5% to
       11.25%   per   annum,    through
       January, 2002

                                                 622,309            1,028,089
                                              ----------           ----------
                                              $2,885,044           $3,064,854
                                              ==========           ==========


                                      F-15
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

10.  (Continued)

     Principal payments due on the above notes payable are summarized as follows at December 31, 1997:

                 Year ending December 31                     Amount
                 -----------------------                     ------

                 1998                                       388,321
                 1999                                       318,133
                 2000                                       233,957
                 2001                                     2,124,042
                 2002                                           400
                                                         ----------
                                                         $3,064,853
                                                         ==========


11.  Partners' Deficit

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







                                      F-16
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   Notes to Consolidated Financial Statements

12.  Commitments

     The Partnership leases telephone and utility poles on an annual basis. The leases are self renewing. Pole rental expense for the years ended December 31, 1995, 1996 and 1997 was $464,875, $508,669 and $543,679, respectively.

     In connection with certain lease and franchise agreements, the Partnership, from time to time, issues security bonds.

     The Partnership utilizes certain office space under operating lease agreements which expire at various dates through May 2005 and contain renewal options.

     At December 31, 1997 the future minimum rental commitments under such leases were as follows:

                 Year ending December 31                     Amount
                 -----------------------                     ------
                 1998                                      $117,540
                 1999                                        96,540
                 2000                                        81,540
                 2001                                        81,540
                 2002                                        18,000
                 Thereafter                                 161,280
                                                           --------
                                                           $556,440
                                                           ========

     Rent expense was $88,160 in 1995 and $92,512 in 1996 and $118,625 in 1997.

13.  Other Events

     On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Company made an inter-company loan due on demand to HPI in this amount.

     On April 8, 1996, the existing limited partners of the Company exchanged (the "Exchange") their limited partnership interests in the Company for all Class A Common Limited Partnership Interests and Preferred Partnership Interests in Helicon Partners I, L.P. ("HPI"). As a result of this
     Exchange, the Company became 99% owned by HPI (HPI now owns all of the limited partnership interests in the Company) and Baum Investments, Inc. which continues to be the general partner of the Company and to own a 1.00% general partnership interest in the Company. The previous limited partners of the Company presently own 100% of the limited partner interests of HPI, subject to dilution upon exercise of the warrants of HPI that it issued to third party investors in connection with the Exchange.

     On April 8, 1996, the Company acquired a 1% interest in HPI Acquisition Co., LLC ("HPIAC"), a Delaware limited liability company for $1,000. The balance of HPIAC is owned by HPI. HPIAC was formed to acquire interests in cable television systems and related businesses. The Company's 1% interest in HPIAC's net loss to date is not material.