Form 10-Q
period 1998-03-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1998-05-14
CIK 915767, 915772

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to ______________

                         Commission file number 33-72468
                                                33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                  4841                  22-3248703
   (State or other        (Primary Standard       (I.R.S. Employer
   jurisdiction of           Industrial           Identification No.)
   incorporation or        Classification
    organization)           Code Number)


                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

       Delaware                 4841                 22-3248702
   (State or other        (Primary Standard       (I.R.S. Employer
   jurisdiction of           Industrial           Identification No.)
   incorporation or        Classification
    organization)           Code Number)

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

                                 Yes |X|   No |_|

The number of shares outstanding of the common stock of Helicon Capital Corp., as of May 13, 1998: 100.
--------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

                                      INDEX


PART I.                      FINANCIAL INFORMATION                          PAGE
                                                                            ----

Condensed Consolidated Balance Sheets as at December 31, 1997
  and March 31, 1998 (Unaudited)                                               3

Unaudited Condensed Consolidated Statements of Operations for
  the three-month periods ended March 31, 1997 and 1998                        4

Unaudited Condensed Consolidated Statement of Changes in
  Partners' Deficit for the three month period ended March 31, 1998            5

Unaudited Condensed Consolidated Statements of Cash Flows for
  the three-month periods ended March 31, 1997 and 1998                        6

Notes to Unaudited Condensed Consolidated Financial Statements                 7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   8 - 10


PART II.                  OTHER INFORMATION

                                      None


Signature Page                                                                11

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                      Condensed Consolidated Balance Sheet

                                           December 31, 1997(a)   March 31, 1998
                                           --------------------   --------------
                                                                    (Unaudited)
                                                                    -----------
          Assets

Cash and cash equivalents                      $   3,693,625      $   6,811,806
Receivables from subscribers                         997,231            746,620
Prepaid expenses and other assets                  1,409,724          1,824,371
Property, plant and equipment, net                35,080,302         34,307,698
Intangible assets and deferred costs, net         30,628,407         29,434,720
Due from affiliates                                  797,590            707,125
                                               -------------      -------------

               Total assets                    $  72,606,879      $  73,832,340
                                               =============      =============

         Liabilities and Partners' Deficit
Liabilities:
     Accounts payable                          $   3,159,022      $   2,507,912
     Accrued expenses                                760,609            834,667
     Subscriptions received in advance               697,633            735,501
     Accrued interest                              2,173,590          5,330,425
     Due to principal owner                        5,000,000          5,000,000
     Senior secured notes                        115,000,000        115,000,000
     Loans payable to banks                       20,276,641         20,274,130
     Other notes payable                           3,064,854          2,946,606
     Due to affiliates                               427,282            455,853
                                               -------------      -------------

               Total liabilities                 150,559,631        153,085,094

Partners' deficit:

     Accumulated partners' deficit               (77,951,752)       (79,251,754)
     Less capital contribution receivable             (1,000)            (1,000)
                                               -------------      -------------
         Total partners' deficit                 (77,952,752)       (79,252,754)
                                               -------------      -------------

         Total liabilities and
            partners' deficit                  $  72,606,879      $  73,832,340
                                               =============      =============


(a) Balance Sheet at December 31, 1997 has been derived from Audited Consolidated Financial Statements at that date.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
            Unaudited Condensed Consolidated Statement of Operations
            for the Three-Month Periods Ended March 31, 1997 and 1998


                                                          1997             1998
                                                  ------------     ------------

Revenues                                          $ 10,409,007     $ 11,811,381
                                                  ------------     ------------

Operating expenses:
     Operating expenses                              2,966,269        3,490,523
     General and administrative expenses             1,611,749        1,948,651
     Marketing expenses                                329,605          389,977
     Depreciation and amortization                   2,545,302        2,830,270
     Management fee charged by affiliate               520,451          590,568
     Corporate and other expenses                       87,438           45,001
                                                  ------------     ------------
         Total operating expenses                    8,060,814        9,294,990
                                                  ------------     ------------

        Operating income                             2,348,193        2,516,391
                                                  ------------     ------------

Interest expense                                    (3,392,048)      (3,839,805)
Interest income                                         45,554           23,412
                                                  ------------     ------------
                                                    (3,346,494)      (3,816,393)
                                                  ------------     ------------

        Net loss                                  ($   998,301)    ($ 1,300,002)
                                                  ============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                 for the Three-Month Period Ended March 31, 1998

                                     Partners' deficit
                                ---------------------------
                                                                 Capital
                                   General        Limited     Contribution
                                  Partners        Partners      Receivable         Total
                                  --------        --------      ----------         -----
Balance at December 31, 1997   ($   412,989)    (77,538,763)         (1,000)   ($77,952,752)

Net loss                            (13,000)     (1,287,002)             --      (1,300,002)
                               ------------    ------------    ------------    ------------

Balance at March 31, 1998      ($   425,989)    (78,825,765)         (1,000)   ($79,252,754)
                               ============    ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
            Unaudited Condensed Consolidated Statement of Cash Flows
            for the Three-Month Periods Ended March 31, 1997 and 1998

                                                                                 1997           1998
                                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                                               ($  998,301)   ($1,300,002)
                                                                          -----------    -----------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                    2,545,302      2,830,270
           Gain on sale of equipment                                           (6,500)        (1,498)
           Amortization of debt discount and deferred financing costs              --         30,000
           Change in operating assets and liabilities:
              Decrease in receivables from subscribers                        164,632        250,611
              Increase in prepaid expenses and other assets                  (606,057)      (414,647)
              Decrease in accounts payable and accrued expenses              (154,533)      (577,052)
              Increase in subscriptions received in advance                    74,700         37,869
              Increase in accrued interest                                  3,207,721      3,156,835
                                                                          -----------    -----------
                 Total adjustments                                          5,225,265      5,312,388
                                                                          -----------    -----------
                 Net cash provided by operating activities                  4,226,964      4,012,386
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                              (1,164,627)      (965,924)
   Proceeds from sales of equipment                                             6,500         91,128
   Cash paid for net assets of cable television systems acquired           (1,053,457)            --
   Increase in intangible assets and deferred costs                            (1,790)            --
                                                                          -----------    -----------
                 Net cash used in investing activities                     (2,213,374)      (874,796)
                                                                          -----------    -----------

 Cash flows from financing activities:
   Proceeds from bank loans                                                   213,750             --
   Repayment of bank loans                                                   (408,333)        (2,511)
   Repayment of other notes payable                                          (146,171)      (135,934)
   Advances to affiliates                                                    (487,970)      (482,097)
   Repayments of advances to affiliates                                       328,475        601,133
                                                                          -----------    -----------

                 Net cash used by financing activities                       (500,249)       (19,409)
                                                                          -----------    -----------
                 Net increase in cash and cash equivalents                  1,513,341      3,118,181

Cash and cash equivalents at beginning of period                            4,751,189      3,693,625
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 6,264,530    $ 6,811,806
                                                                          ===========    ===========

Supplemental cash flow information:
   Interest paid                                                          $   184,327    $   652,970
                                                                          ===========    ===========

   Other non-cash items:
       Acquisition of property, plant and equipment through issuance of
           other notes payable                                            $    75,881    $    17,686
                                                                          ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 1997 and 1998

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

      The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. The Company also offers advanced services such as paging, cable modems and private data network systems to its customers.

(2)   Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at March 31, 1998, and their results of operations and cash flows for the three-month periods ended March 31, 1997 and 1998. Information included in the condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1997 Form 10-K.

      HCC had nominal assets as of March 31, 1998 and had no operations from the date of incorporation to March 31, 1998. All intercompany accounts have been eliminated in consolidation. The results of operations for the three-month periods ended March 31, 1997 and 1998 are not necessarily indicative of the results for a full year.

(3)   Acquisitions

      On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

(4)   Other Events

      On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Company made an inter-company loan due on demand to HPI in this amount.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             March 31, 1997 and 1998

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three months ended March 31, 1997 and 1998, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

      Recent Cable Regulatory Developments.

      The cable television industry remains subject to extensive governmental regulation at the federal, state, and local level. Under the Communications Act of 1934, as amended, most recently by the Telecommunications Act of 1996, Public Law 104-104, (the "1996 Act"), extensive federal regulation of the industry continues, including rate regulation. Although the 1996 Act eliminates such rate regulations as of March 31, 1999, some members of Congress, officials at the Federal Communications Commission ("FCC"), and others have advocated the postponement of this regulatory sunset and have also urged more rigorous rate regulation generally. In addition, consistent with a primary underlying purpose of the 1996 Act, the FCC remains on a regulatory approach of strongly encouraging and supporting competition to cable television. While the Company anticipates additional legislative and regulatory developments and changes, the precise nature of these changes and their impact on the cable industry and the Company cannot be accurately predicted at this time.

      On December 16, 1996, Helicon Telephone Pennsylvania, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company. As of March 31, 1998, this application was still pending.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

      Revenues. Revenues increased $1,402,374 or 13.5% to $11,811,381. Approximately 70% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $39.13 in 1997 to $41.12 in 1998. The $1.99 increase reflected primarily i) an increase of $0.95 in basic revenues; ii) an increase of $0.92 due to the new program services;
iii) a decrease of $0.16 in advertising revenue; iv) an increase of $0.12 in premium subscription revenue; and v) an increase of $0.16 in other services, which includes private data network systems and paging.

      Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $921,528 or 18.8% to $5,829,151. Approximately 60% of the increase in expenses was attributed to the North Carolina cable television system acquisition and approximately 25% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 47.1% in 1997 to 49.4% in 1998.

      Depreciation and Amortization. Depreciation and amortization expenses increased $284,968 or 11.2% to $2,830,270, primarily as a result of $150,712 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $134,256 higher amortization expense all attributed to the North Carolina acquisition.

      Management Fee Charged by Affiliate. Management fee expenses increased $70,117 or 13.5% to $590,568 consistent with the increase in revenues.

      Corporate and other expenses. Corporate and other expenses decreased $42,437 or 48.5% to $45,001.

      Operating Income. Operating income for the three months ended March 31, 1998 increased $168,198 or 7.2% to $2,516,391 from the $2,348,193 operating income in the comparable 1997 period. The improvement in operating results was due to increased profits on higher revenues, nearly one half of which was attributed to the North Carolina acquisition.

      Interest Expense. Interest expense increased $447,757 or 13.2% to $3,839,805 primarily due to interest expense associated with the debt for the North Carolina acquisition.

      Interest Income. Interest income decreased $22,142 or 48.6% to $23,412 primarily due to lower average cash balances.

Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three-year term loan facility and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at March 31, 1998, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $274,130 was outstanding at March 31, 1998. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

      The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

      Cash flows provided by operating activities amounted to $4,226,964 and $4,012,386 for the three-month periods ended March 31, 1997 and 1998, respectively. The decrease in cash generated from operations in the 1998 period compared to the 1997 period resulted primarily from changes in working capital items.

      Net cash used in investing activities amounted to $2,213,374 and $874,796 for the three month periods ended March 31, 1997 and 1998, respectively, and included the following:

o In the 1997 period, the Partnership incurred $1,164,627 in capital expenditures related to the expansion and rebuilding of the systems, paid $1,053,457 in connection with the acquisition of a cable television system and incurred $1,790 in other deferred costs.

o In the 1998 period, the Partnership incurred $965,924 in capital expenditures related to the expansion and rebuilding of the systems and received $91,128 in proceeds from sales of equipment in the ordinary course of business.

      Net cash used in financing activities amounted to $500,249 and $19,409 for the three month periods ended March 31, 1997 and 1998 which included the following:

o In the 1997 period, the Partnership borrowed $213,750 from a bank and made $408,333 in principal repayments under the 1994 Credit Facility.

o In the 1997 and 1998 period, the Partnership made repayments of notes payable in the amounts of $146,171 and $135,934 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

      Credit Agreements of the Partnership. On March 31, 1998, the Partnership had cash and cash equivalents of $6,811,806 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company, (iii) $2,036,765 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iv) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $285,000 loan facility from a bank, of which $274,130 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; and
(vi) $909,841 of certain other equipment credit facilities with various due dates not exceeding four years.

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


Dated:  May 13, 1998                     THE HELICON GROUP, L.P.
                                         (Registrant)


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


                                         HELICON CAPITAL CORP.
                                         Name: Herbert J. Roberts


Dated:  May 13, 1998                     By: /s/ Herbert J. Roberts
                                            -----------------------------------
                                         Name:  Herbert J. Roberts
                                         Title: Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)