Form 10-Q
period 1998-06-30
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1998-08-12
CIK 915767, 915772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ______________

                         Commission file number 33-72468
                                                33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

        DELAWARE                         4841                    22-3248703
(State or other jurisdiction of     (Primary Standard         (I.R.S. Employer
incorporation or organization)   Industrial Classification   Identification No.)
                                       Code Number)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

        DELAWARE                         4841                    22-3248702
(State or other jurisdiction of     (Primary Standard         (I.R.S. Employer
incorporation or organization)   Industrial Classification   Identification No.)
                                       Code Number)

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
 REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
             SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES   X      NO
                                -------     -------

THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK OF HELICON CAPITAL CORP., AS OF AUGUST 10, 1998: 100.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

                                      INDEX

PART I.                        FINANCIAL INFORMATION                        PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1997 AND
JUNE 30, 1998 (UNAUDITED)                                                     3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998                4

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
DEFICIT FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1998                          5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998                6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7-8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                       9-12


PART II.                             OTHER INFORMATION
                                     -----------------

                                            NONE

SIGNATURE PAGE                                                               13

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                      Condensed Consolidated Balance Sheet

                                                  DECEMBER 31, 1997 (A)   JUNE 30, 1998
                                                  ---------------------     (UNAUDITED)
                                                                           ------------
          ASSETS
Cash and cash equivalents                                  $  3,693,625    $  3,016,747
Receivables from subscribers                                    997,231       1,150,719
Prepaid expenses and other assets                             1,409,724       1,827,698
Property, plant and equipment, net                           35,080,302      35,489,826
Intangible assets and deferred costs, net                    30,628,407      30,282,693
Due from affiliates                                             797,590          43,276
                                                           ------------    ------------

                      Total assets                         $ 72,606,879    $ 71,810,959
                                                           ============    ============

         LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
     Accounts payable                                      $  3,159,022    $  3,046,241
     Accrued expenses                                           760,609         963,614
     Subscriptions received in advance                          697,633         584,842
     Accrued interest                                         2,173,590       2,167,680
     Due to principal owner                                   5,000,000       5,000,000
     Senior secured notes                                   115,000,000     115,000,000
     Loans payable to banks                                  20,276,641      20,271,807
     Other notes payable                                      3,064,854       4,733,996
     Due to affiliates                                          427,282         451,292
                                                           ------------    ------------

                   Total liabilities                        150,559,631     152,219,472

Partners' deficit:
     Accumulated partners' deficit                          (77,951,752)    (80,407,513)
     Less capital contribution receivable                        (1,000)         (1,000)
                                                           ------------    ------------
                Total partners' deficit                     (77,952,752)    (80,408,513)
                                                           ------------    ------------

                Total liabilities and partners' deficit    $ 72,606,879    $ 71,810,959
                                                           ============    ============

(a) Balance Sheet at December 31, 1997 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

             Unaudited Condensed Consolidated Statement of Operations for the Three-Month and Six-Month Periods Ended June 30, 1997 and 1998

                                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                                    1997            1998            1997            1998
                                                -------------   -------------   -------------   -------------
Revenues                                        $  10,287,323   $  12,052,566   $  20,696,330   $  23,863,947
                                                -------------   -------------   -------------   -------------
Operating expenses:
     Operating expenses                             2,862,583       3,605,556       5,828,852       7,096,079
     General and administrative expenses            1,575,849       1,874,650       3,187,598       3,823,301
     Marketing expenses                               308,266         356,085         637,871         746,062
     Depreciation and amortization                  2,557,504       2,900,557       5,102,806       5,730,827
     Management fee charged by affiliate              514,367         602,622       1,034,818       1,193,190
     Corporate and other expenses                     108,124          46,500         195,562          91,501
                                                -------------   -------------   -------------   -------------
         Total operating expenses                   7,926,693       9,385,970      15,987,507      18,680,960
                                                -------------   -------------   -------------   -------------

        Operating income                            2,360,630       2,666,596       4,708,823       5,182,987
                                                -------------   -------------   -------------   -------------

Interest expense                                   (3,382,778)     (3,835,363)     (6,774,826)     (7,675,168)
Interest income                                        23,514          13,008          69,068          36,420
                                                -------------   -------------   -------------   -------------
                                                   (3,359,264)     (3,822,355)     (6,705,758)     (7,638,748)
                                                -------------   -------------   -------------   -------------

        Net loss                                $    (998,634)  $  (1,155,759)  $  (1,996,935)  $  (2,455,761)
                                                =============   =============   =============   =============



See accompanying notes to unaudited condensed consolidated financial statements.

                   THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                  for the Six-Month Period Ended June 30, 1998

                                                      Partners' deficit
                                                -----------------------------
                                                                                  Capital
                                                  General         Limited       Contribution
                                                  Partners        Partners       Receivable         Total
                                                -------------   -------------   -------------   -------------
Balance at December 31, 1997                    $    (412,989)    (77,538,763)         (1,000)  $ (77,952,752)

Net loss                                              (24,558)     (2,431,203)             --      (2,455,761)
                                                -------------   -------------   -------------   -------------

Balance at June 30, 1998                        $    (437,547)    (79,969,966)         (1,000)  $ (80,408,513)
                                                =============   =============   =============   =============


See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

             Unaudited Condensed Consolidated Statement of Cash Flows
              for the Six-Month Periods Ended June 30, 1997 and 1998

                                                                                                  1997              1998
                                                                                              -------------    -------------
Cash flows from operating activities:
   Net loss                                                                                   $  (1,996,935)   $  (2,455,761)
                                                                                              -------------    -------------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                                          5,102,806        5,730,827
           Loss (gain) on sale of equipment                                                           2,310           (1,498)
           Amortization of debt discount and deferred financing costs                                    --           60,000
           Change in operating assets and liabilities:
               Increase in receivables from subscribers                                             (56,411)         (24,812)
               Increase in prepaid expenses and other assets                                       (627,158)        (333,112)
               Decrease in accounts payable and accrued expenses                                   (120,902)        (287,526)
               Increase (decrease) in subscriptions received in advance                              28,870         (214,420)
               Increase (decrease) in accrued interest                                               86,264           (5,910)
                                                                                              -------------    -------------
                       Total adjustments                                                          4,415,779        4,923,549
                                                                                              -------------    -------------
                       Net cash provided by operating activities                                  2,418,844        2,467,788
                                                                                              -------------    -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                    (1,901,118)      (2,203,681)
   Proceeds from sales of equipment                                                                  19,891           91,128
   Cash paid for net assets of cable television systems acquired                                (21,664,843)              --
   Increase in intangible assets and deferred costs                                                  (4,680)         (15,781)
                                                                                              -------------    -------------
                       Net cash used in investing activities                                    (23,550,750)      (2,128,334)
                                                                                              -------------    -------------
Cash flows from financing activities:
   Proceeds from bank loans                                                                      20,285,000               --
   Repayment of bank loans                                                                       (1,500,930)          (4,834)
   Repayment of other notes payable                                                                (518,739)        (236,257)
   Advances to affiliates                                                                          (609,430)      (2,316,708)
   Repayments of advances to affiliates                                                             474,650        1,541,467
                                                                                              -------------    -------------
                       Net cash provided (used) by financing activities                          18,130,551       (1,016,332)
                                                                                              -------------    -------------
                       Net decrease in cash and cash equivalents                                 (3,001,355)        (676,878)

Cash and cash equivalents at beginning of period                                                  4,751,189        3,693,625
                                                                                              -------------    -------------
Cash and cash equivalents at end of period                                                    $   1,749,834    $   3,016,747
                                                                                              =============    =============

Supplemental cash flow information:
   Interest paid                                                                              $   6,688,562    $   7,621,078
                                                                                              =============    =============

   Other non-cash items:
       Acquisition of property, plant and equipment through issuance of
           Other notes payable                                                                $     436,982    $     382,626
                                                                                              =============    =============
       Net assets of internet business transferred to (from)  affiliate through
           an intercompany loan                                                               $     223,130    $  (1,553,565)
                                                                                              =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                   THE HELICON GROUP, L.P. AND WHOLLY OWNED
                             INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                            June 30, 1997 and 1998

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

(2)    BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at June 30, 1998, their results of operations for the three-month and six-month periods ended June 30, 1997 and 1998 and cash flows for the six-month periods ended June 30, 1997 and 1998. Information included in the condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1997 Form 10-K.

       HCC had nominal assets as of June 30, 1998 and had no operations from the date of incorporation to June 30, 1998. All intercompany accounts have been eliminated in consolidation. The results of operations for the six-month periods ended June 30, 1997 and 1998 are not necessarily indicative of the results for a full year.

(3)    ACQUISITIONS

       On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

       On June 26, 1997, the Partnership acquired the net assets of a cable television system serving approximately 11,000 subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the town of Boone. The aggregate purchase price was $19,947,430 and was allocated to the net assets acquired using the purchase method of accounting and included, property, equipment and intangible assets. The Company utilized its available cash and the proceeds from a new credit facility it entered into with Banque Paribas consisting of $20,000,000 senior secured term loan facility to complete the acquisition.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1997 and 1998

(4)     OTHER EVENTS

        On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Company made an inter-company loan due on demand to HPI in this amount.

        On June 29, 1998, Helicon OnLine, L.. P. (HOL) and HPI transferred the assets of the telephone dial-up internet access provider business to the Company. The transfer was recorded at the carrying value of those assets at that date of $1,553,565 in settlement of the inter-company loans the Company had made to HOL and HPI.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             JUNE 30, 1997 AND 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

         The Helicon Group, L.P. (the "Partnership") incurred a net loss for the six months ended June 30, 1997 and 1998, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and upgrading of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

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

         On December 16, 1996, Helicon Telephone Pennsylvania, LLC filed an application with the Pennsylvania Public Utility Commission ("PPUC") for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company. As of June 30, 1998, this application was still pending. On June 11, 1998, Helicon Telephone Pennsylvania, LLC filed an application with the PPUC for certification as a reseller and facilities based competitive local exchange carrier in the service territory of Bell of Pennsylvania. On June 27, 1998, the protest period for this application expired and, since there were no protests received within the time period, Helicon's application was referred to the Office of Special Assistants to schedule it for consideration at the next PPUC hearing.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

         REVENUES. Revenues increased $3,167,617 or 15.3% to $23,863,947. Approximately two-thirds of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $39.15 in 1997 to $41.34 in 1998. The $2.19 increase reflected primarily i) an increase of $0.87 in basic revenues; ii) an increase of $0.91 due to the new program services; iii) a increase of $0.05 in advertising revenue; iv) an increase of $0.11 in premium subscription revenue; and v) an increase of $0.25 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $2,011,121 or 20.8% to $11,665,442. Approximately 60% of the increase in expenses was attributed to the North Carolina cable television system acquisition and approximately 25% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.6% in 1997 to 48.9% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $628,021 or 12.3% to $5,730,827, primarily as a result of $387,381 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $240,640 higher amortization expense all attributed to the North Carolina acquisition.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $158,372 or 15.3% to $1,193,190 consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses decreased $104,061 or 53.2% to $91,501.

         OPERATING INCOME. Operating income for the six months ended June 30, 1998 increased $474,164 or 10.1% to $5,182,987 from the $4,708,823 operating income in the comparable 1997 period. The improvement in operating results was due to increased profits on higher revenues.

         INTEREST EXPENSE. Interest expense increased $900,342 or 13.3% to $7,675,168 primarily due to interest expense associated with the debt for the North Carolina acquisition.

         INTEREST INCOME. Interest income decreased $32,648 or 47.3% to $36,420 primarily due to lower average cash balances.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

         REVENUES. Revenues increased $1,765,243 or 17.2% to $12,052,566. Approximately 60% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $39.04 in 1997 to $41.66 in 1998. The $2.62 increase reflected primarily i) an increase of $0.96 in basic revenues; ii) an increase of $0.92 due to the new program services;
iii) a increase of $0.27 in advertising revenue; iv) an increase of $0.10 in premium subscription revenue; and v) an increase of $0.37 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $1,089,593 or 23.0% to $5,836,291. Approximately 55% of the increase in expenses was attributed to the North Carolina cable television system acquisition and approximately 20% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.1% in 1997 to 48.4% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $343,053 or 13.4% to $2,900,557, primarily as a result of $236,669 higher depreciation charges relating to the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $106,384 higher amortization expense all attributed to the North Carolina acquisition.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $88,255 or 17.2% to $602,622 consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses decreased $61,624 or 57.0% to $46,500.

         OPERATING INCOME. Operating income for the three months ended June 30, 1998 increased $305,966 or 13.0% to $2,666,596 from the $2,360,630 operating income in the comparable 1997 period. The improvement in operating results was due to increased profits on higher revenues.

         INTEREST EXPENSE. Interest expense increased $452,585 or 13.4% to $3,835,363 primarily due to interest expense associated with the debt for the North Carolina acquisition.

         INTEREST INCOME. Interest income decreased $10,506 or 44.7% to $13,008 primarily due to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three-year term loan facility and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at June 30, 1998, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $271,807 was outstanding at June 30, 1998. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

         The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

         Cash flows provided by operating activities amounted to $2,418,844 and $2,467,788 for the six-month periods ended June 30, 1997 and 1998, respectively. The increase in cash generated from operations in the 1998 period compared to the 1997 period resulted primarily from increased revenues that were in excess of the increase in cash operating costs offset in part by unfavorable changes in working capital items.

         Net cash used in investing activities amounted to $23,550,750 and $2,128,334 for the six-month periods ended June 30, 1997 and 1998, respectively, and included the following:

- In the 1997 period, the Partnership incurred $1,901,118 in capital expenditures related to the expansion and rebuilding of the systems, paid $21,664,843 in connection with the acquisition of a cable television system, received $19,891 in proceeds from the sales of equipment in the ordinary course of business and incurred $4,680 in other deferred costs.

- In the 1998 period, the Partnership incurred $2,203,681 in capital expenditures related to the expansion and rebuilding of the systems, received $91,128 in proceeds from sales of equipment in the ordinary course of business and incurred $15,781 in other deferred costs.

         Net cash provided by financing activities amounted to $18,130,551 in the six months ended June 30, 1997 compared to $1,016,332 net cash used in financing activities in the six months ended June 30, 1998 which included the following:

- In the 1997 period, the Partnership borrowed $20,285,000 from banks and made $1,500,930 in principal repayments under the 1994 Credit Facility.

- In the 1997 and 1998 period, the Partnership made repayments of notes payable in the amounts of $518,739 and $236,257 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

- Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

         CREDIT AGREEMENTS OF THE PARTNERSHIP. On June 30, 1998, the Partnership had cash and cash equivalents of $3,016,747 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company, (iii) $2,036,765 10% Note due
August 20, 2000 to Simmons Communications Partnership, L.P.; (iv) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $285,000 loan facility from a bank, of which $271,807 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; (vi) $1,214,990 non-interest bearing promissory notes issued in connection with the acquisitions of the internet business, which were assumed by the Partnership on June 29, 1998, and are reported net of imputed interest of $201,320; and (vii) $1,482,241 of certain other equipment credit facilities with various due dates not exceeding four years.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" , was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 1998                    THE HELICON GROUP, L.P.
                                           (Registrant)

                                           By:   /s/ Herbert J. Roberts
                                              ----------------------------------
                                           Name:  Herbert J. Roberts
                                           Title: Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                           HELICON CAPITAL CORP.
                                           Name: Herbert J. Roberts

Dated:  August 12, 1998                    By:   /s/ Herbert J. Roberts
                                              ----------------------------------
                                           Name:  Herbert J. Roberts
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)