Form 10-Q
period 1998-09-30
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1998-11-10
CIK 915767, 915772

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
(State or other jurisdiction of     (Primary Standard         (I.R.S. Employer
incorporation or organization)     Industrial Classifi-      Identification No.)
                                   cation Code Number)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                       4841                    22-3248702
(State or other jurisdiction of     (Primary Standard         (I.R.S. Employer
incorporation or organization)     Industrial Classifi-      Identification No.)
                                   cation Code Number)

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
        SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS
                              FOR THE PAST 90 DAYS.

                         YES   X        NO
                             -----         -----

THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK OF HELICON CAPITAL CORP., AS OF NOVEMBER 10, 1998: 100.
--------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                                      INDEX

PART I.

                             FINANCIAL INFORMATION                          PAGE

Condensed Consolidated Balance Sheets as at December 31, 1997 and
September 30, 1998 (Unaudited)                                                 3

Unaudited Condensed Consolidated Statements of Operations for
the three-month and nine-month periods ended September 30, 1997 and 1998       4

Unaudited Condensed Consolidated Statement of Changes in Partners'
Deficit for the nine-month period ended September 30, 1998                     5

Unaudited Condensed Consolidated Statements of Cash Flows for the
three-month and nine-month periods ended September 30, 1997 and 1998           6

Notes to Unaudited Condensed Consolidated Financial Statements             7 - 8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     9 - 13

PART II.

                               OTHER INFORMATION

                                     None

Signature Page                                                                14

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                      Condensed Consolidated Balance Sheet

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                     1997 (A)          1998
                                                   ------------    ------------
                                                                    (UNAUDITED)

     ASSETS

Cash and cash equivalents                          $  3,693,625    $  5,853,302
Receivables from subscribers                            997,231       1,013,076
Prepaid expenses and other assets                     1,409,724       2,272,964
Property, plant and equipment, net                   35,080,302      35,557,610
Intangible assets and deferred costs, net            30,628,407      28,997,874
Due from affiliates                                     797,590          98,674
                                                   ------------    ------------
               Total assets                        $ 72,606,879    $ 73,793,500

     LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable                                 $  3,159,022    $  3,549,275
  Accrued expenses                                      760,609       1,068,584
  Subscriptions received in advance                     697,633         497,647
  Accrued interest                                    2,173,590       5,331,536
  Due to principal owner                              5,000,000       5,000,000
  Senior secured notes                              115,000,000     115,000,000
  Loans payable to banks                             20,276,641      20,268,652
  Other notes payable                                 3,064,854       4,712,605
  Due to affiliates                                     427,282         430,343
                                                   ------------    ------------
               Total liabilities                    150,559,631     155,858,642

Partners' deficit:
  Accumulated partners' deficit                     (77,951,752)    (82,064,142)

  Less capital contribution receivable                   (1,000)         (1,000)
                                                   ------------    ------------

               Total partners' deficit              (77,952,752)    (82,065,142)
                                                   ------------    ------------
               Total liabilities and
                 partners' deficit                 $ 72,606,879    $ 73,793,500
                                                   ============    ============

(a) Balance Sheet at December 31, 1997 has been derived from Audited Consolidated Financial Statements at that date.


See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

              Unaudited Condensed Consolidated Statement of Operations
                  for the Three-Month and Nine-Month Periods Ended
                          September 30, 1997 and 1998

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                  1997             1998               1997              1998
                                              -------------    -------------      -------------    -------------
Revenues                                      $  11,120,491    $  12,910,374      $  31,816,821    $  36,774,321
                                              -------------    -------------      -------------    -------------
Operating expenses:
     Operating expenses                           3,156,855        3,769,812          8,985,707       10,865,891
     General and administrative expenses          1,662,219        2,188,071          4,849,817        6,011,372
     Marketing expenses                             363,412          691,396          1,001,283        1,437,458
     Depreciation and amortization                3,084,267        3,327,992          8,187,073        9,058,819
     Management fee charged by affiliate            556,019          645,522          1,590,837        1,838,712
     Corporate and other expenses                   106,063           67,297            301,625          158,798
                                              -------------    -------------      -------------    -------------
         Total operating expenses                 8,928,835       10,690,090         24,916,342       29,371,050
                                              -------------    -------------      -------------    -------------
        Operating income                          2,191,656        2,220,284          6,900,479        7,403,271
                                              -------------    -------------      -------------    -------------
Interest expense                                 (3,860,069)      (3,892,386)       (10,634,895)     (11,567,554)
Interest income                                      27,438           15,473             96,506           51,893
                                              -------------    -------------      -------------    -------------
                                                 (3,832,631)      (3,876,913)       (10,538,389)     (11,515,661)
                                              -------------    -------------      -------------    -------------
        Net loss                              $  (1,640,975)   $  (1,656,629)     $  (3,637,910)   $  (4,112,390)
                                              =============    =============      =============    =============



See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
               for the Nine-Month Period Ended September 30, 1998


                                        Partners' deficit
                                  -----------------------------
                                                                      Capital
                                    General          Limited        Contribution
                                    Partners         Partners        Receivable         Total
                                  ------------     ------------     ------------     ------------
Balance at December 31, 1997      $   (412,989)     (77,538,763)          (1,000)    $(77,952,752)

Net loss                               (41,124)      (4,071,266)              --       (4,112,390)
                                  ------------     ------------     ------------     ------------

Balance at September 30, 1998     $   (454,113)     (81,610,029)          (1,000)    $(82,065,142)
                                  ============     ============     ============     ============







See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITY

              Unaudited Condensed Consolidated Statement of Cash Flows
            for the Nine-Month Periods Ended September 30, 1997 and 1998

                                                                                1997              1998
                                                                            ------------      ------------
Cash flows from operating activities:
   Net loss                                                                 $ (3,637,910)     $ (4,112,390)
                                                                            ------------      ------------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                              8,187,073         9,058,819
    Loss (gain) on sale of equipment                                               2,310           (16,498)
    Interest on other notes payable added to principal                           185,160                --
    Amortization of debt discount and deferred financing costs                    30,000            90,000
    Financing costs incurred                                                    (400,000)               --
    Change inoperating assets and liabilities:
       (Increase) decrease in receivables from subscribers                       (92,478)          112,831
       Increase in prepaid expenses and other assets                            (739,213)         (778,378)
       (Decrease) increase in accounts payable and accrued expenses             (490,075)          331,100
       Increase (decrease) in subscriptions received in advance                   36,805          (301,614)
       Increase in accrued interest                                            3,115,306         3,157,946
                                                                            ------------      ------------
           Total adjustments                                                   9,834,888        11,654,206
                                                                            ------------      ------------
           Net cash provided by operating activities                           6,196,978         7,541,816
                                                                            ------------      ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                  (2,935,814)       (4,055,681)
  Proceeds from sales of equipment                                                19,891           106,128
  Cash paid fornet assets of cable television systems acquired               (21,239,843)               --
  Increase in intangible assets and deferred costs                               (27,933)          (48,272)
                                                                            ------------      ------------
           Net cash used in investing activities                             (24,183,699)       (3,997,825)
                                                                            ------------      ------------
Cash flows from financing activities:
  Proceeds from bank loans                                                    20,285,000                --
  Repayment of bank loans                                                     (1,503,194)           (7,989)
  Repayment of other notes payable                                              (686,489)         (514,115)
  Advances to affiliates                                                      (1,138,926)       (3,162,129)
  Repayments of advances to affiliates                                         1,053,176         2,299,919
                                                                            ------------      ------------
           Net cash provided (used) by financing activities                   18,009,567        (1,384,314)
                                                                            ------------      ------------
           Net increase in cash and cash equivalents                              22,846         2,159,677

Cash and cash equivalents at beginning of period                               4,751,189         3,693,625
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                  $  4,774,035      $  5,853,302
                                                                            ============      ============
Supplemental cash flow information:
  Interest paid                                                             $  7,304,429      $  8,319,608
                                                                            ============      ============
  Other non-cash items:
    Acquisition of property, plant and equipment through issuance of
      Other notes payable                                                   $    654,053      $    639,093
                                                                            ============      ============
    Net assets of internet business transferred to (from) affiliate
      through an intercompany loan                                          $    223,130      $ (1,553,565)
                                                                            ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 1997 and 1998

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

       The Partnership operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. The Company also offers advanced services such as paging, cable modems and private data network systems to its customers. On June 30, 1998, the Partnership acquired from an affiliate the assets of the telephone dial-up internet access provider business in Pennsylvania and Vermont.

(2)    BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's Consolidated financial position as at September 30, 1998, their results of operations for the three-month and nine-month periods ended September 30, 1997 and 1998 and cash flows for the nine-month periods ended September 30, 1997 and 1998. Information included in the condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1997 Form 10-K.

       HCC had nominal assets as of September 30, 1998 and had no operations from the date of incorporation to September 30, 1998. All intercompany accounts have been eliminated in consolidation. The results of operations for the nine-month periods ended September 30, 1997 and 1998 are not necessarily indicative of the results for a full year.

(3)    ACQUISITIONS

       On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was $1,053,457 and was allocated to the net assets acquired which included property and equipment and intangible assets.

       On June 26, 1997, the Partnership acquired the net assets of a cable television system serving approximately 11,000 subscribers in the North Carolina communities of Watauga County, Blowing Rock, Beech Mountain and the town of Boone. The aggregate purchase price was $20,186,386 and was allocated to the net assets

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 1997 and 1998

(3) (CONTINUED)

       acquired using the purchase method of accounting and included, property, equipment and intangible assets. The Company utilized its available cash and the proceeds from a new credit facility it entered into with Banque Paribas consisting of $20,000,000 senior secured term loan facility to complete the acquisition.

(4)    LOANS PAYABLE - BANKS

       On June 26, 1997, the Company entered into a $20,000,000 senior secured credit facility with Banque Paribas, as Agent (the 19997 Credit Facility). The facility is non-amortizing and is due November 1, 2000. Borrowings under the facility financed the acquisition of certain cable television assets in North Carolina (see acquisition note above). Interest on the $20,000,000 outstanding are payable at specified margins over either LIBOR or the rate of interest publicly announced in New York City by The Chase Manhattan Bank from time to time as its prime commercial lending rate. The margins vary based on the Company's total leverage ratio, as defined, at the time of an advance. Currently interest is payable at LIBOR plus 2.75%.

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

       On June 23, 1997, the 1994 Credit Facility was repaid in full and the 1994 Credit Facility was terminated.

       Also included in loans payable to banks is a mortgage note of $268,652 payable to a bank that is secured by THGLP's office building in Vermont. The interest is payable at Prime plus 1% and the mortgage note is due March 1, 2012.

(5)    OTHER EVENTS

       On April 1, 1997, the Partnership transferred the net assets of the telephone dial-up internet access provider business to HPI. The transfer was recorded at the carrying value of those assets at that date of $223,130 and the Partnership made an inter-company loan due on demand to HPI in this amount.

       On June 29, 1998, Helicon OnLine, L.. P. (HOL) and HPI transferred the assets of the telephone dial-up internet access provider business to the Partnership. The transfer was recorded at the carrying value of those assets at that date of $1,553,565 in settlement of the inter-company loans the Partnership had made to HOL and HPI.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                           SEPTEMBER 30, 1997 AND 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The Helicon Group, L.P. (the "Partnership") incurred a net loss for the nine months ended September 30, 1997 and 1998, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and upgrading of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

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

        On December 16, 1996, Helicon Telephone Pennsylvania, LLC filed an application with the Pennsylvania Public Utility Commission ("PPUC") for certification as a competitive local exchange carrier in the service territory of Bentleyville Telephone Company. As of September 30, 1998, this application was still pending. On June 11, 1998, Helicon Telephone Pennsylvania, LLC filed an application with the PPUC for certification as a reseller and facilities based competitive local exchange carrier in the service territory of Bell of Pennsylvania. On June 27, 1998, the protest period for this application expired and, since there were no protests received within the time period, Helicon's application was referred to the Office of Special Assistants to schedule it for consideration at the next PPUC hearing.

        On October 20, 1998, Helicon Telephone West Virginia, LLC filed an application with the West Virginia Public Service Commission for certification as a competitive local exchange carrier throughout the state of West Virginia.

        On October 28, 1998, Helicon Telephone North Carolina, LLC filed an application with the North Carolina Utilities Commission to provide local exchange and exchange access services in all portions of North Carolina where competition is permitted.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

        REVENUES. Revenues increased $4,957,500 or 15.6% to $36,774,321. Approximately 60% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina and the inclusion of the dial-up internet access provider business ("ISP business") as of June 30, 1998. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the North Carolina acquisition and the ISP business, the average monthly cable revenue per basic subscriber increased from $38.95 in 1997 to $41.29 in 1998. The $2.34 increase reflected primarily i) an increase of $0.81 in basic revenues; ii) an increase of $0.91 due to the new program services; iii) a increase of $0.29 in advertising revenue; iv) an increase of $0.08 in premium subscription revenue; and v) an increase of $0.25 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $3,477,914 or 23.4% to $18,314,721. Approximately 35% of the increase in expenses was attributed to the North Carolina cable television system acquisition, approximately 16% was attributed to the ISP business and approximately 10% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.6% in 1997 to 49.8% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $871,746 or 10.6% to $9,058,819, primarily as a result of $662,530 higher depreciation charges relating to the North Carolina acquisition, the ISP business and ongoing capital expenditures in the other cable systems; and, $209,216 higher amortization expense all attributed to the North Carolina acquisition.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $247,875 or 15.6% to $1,838,712 consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses decreased $142,827 or 47.3% to $158,798.

         OPERATING INCOME. Operating income for the nine months ended September 30, 1998 increased $502,792 or 7.3% to $7,403,271 from the $6,900,479 operating income in the comparable 1997 period. The improvement in operating results was due to increased profits on higher revenues.

         INTEREST EXPENSE. Interest expense increased $932,659 or 8.8% to $11,567,554 primarily due to interest expense associated with the debt for the North Carolina acquisition.

         INTEREST INCOME. Interest income decreased $44,613 or 46.2% to $51,893 primarily due to lower average cash balances.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

         REVENUES. Revenues increased $1,789,883 or 16.1% to $12,910,374. Approximately 50% of the increase in revenues was attributed to the ISP business. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the ISP business, the average monthly cable revenue per basic subscriber increased from $38.27 in 1997 to $41.15 in 1998. The $2.88 increase reflected primarily
i) an increase of $0.88 in basic revenues; ii) an increase of $0.91 due to the new program services; iii) an increase of $0.78 in advertising revenue;
iv) an increase of $0.05 in premium subscription revenue; and v) an increase of $0.26 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $1,466,793 or 28.3% to $6,649,279. Approximately 50% of the increase in expenses was attributed to the ISP business and approximately 10% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.6% in 1997 to 51.5% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $243,725 or 7.9% to $3,327,992, primarily as a result of $275,149 higher depreciation charges relating to the ISP business and ongoing capital expenditures in the other cable systems; and, $31,424 lower amortization expense.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $89,503 or 16.1% to $645,522 consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses decreased $38,766 or 36.6% to $67,297.

         OPERATING INCOME. Operating income for the three months ended September 30, 1998 increased $28,628 or 1.3% to $2,220,284 from the $2,191,656 operating income in the comparable 1997 period. The improvement in operating results was due to increased profits on higher revenues.

         INTEREST EXPENSE. Interest expense increased $32,317 or .8% to $3,892,386 primarily due to interest expense associated with the debt of the ISP business.

         INTEREST INCOME. Interest income decreased $11,965 or 43.6% to $15,473 primarily due to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three-year term loan facility and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at September 30, 1998, secured pari passu with the Senior Secured Notes by all the assets of the Company. The proceeds of the 1997 Credit Facility was used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $268,652 was outstanding at September 30, 1998. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

         The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

         Cash flows provided by operating activities amounted to $6,196,978 and $7,541,816 for the nine-month periods ended September 30, 1997 and 1998, respectively. The increase in cash generated from operations in the 1998 period compared to the 1997 period resulted primarily from increased revenues that were in excess of the increase in cash operating costs and by favorable changes in working capital items.

        Net cash used in investing activities amounted to $24,183,699 and $3,997,825 for the nine-month periods ended September 30, 1997 and 1998, respectively, and included the following:

- In the 1997 period, the Partnership incurred $2,935,814 in capital expenditures related to the expansion and rebuilding of the systems, paid $21,239,843 in connection with the acquisition of a cable television system, received $19,891 in proceeds from the sales of equipment in the ordinary course of business and incurred $27,933 in other deferred costs.

- In the 1998 period, the Partnership incurred $4,055,681 in capital expenditures related to the expansion and rebuilding of the systems, received $106,128 in proceeds from sales of equipment in the ordinary course of business and incurred $48,272 in other deferred costs.

- Net cash provided by financing activities amounted to $18,009,567 in the nine months ended September 30, 1997 compared to $1,384,314 net cash used in financing activities in the nine months ended September 30, 1998 which included the following:

- In the 1997 period, the Partnership borrowed $20,285,000 from banks and made $1,503,194 in principal repayments under the 1994 Credit Facility.

- In the 1997 and 1998 period, the Partnership made repayments of notes payable in the amounts of $686,489 and $514,115 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

- Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

         CREDIT AGREEMENTS OF THE PARTNERSHIP. On September 30, 1998, the Partnership had cash and cash equivalents of $5,853,302 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the new 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company, (iii) $2,036,765 10% Note due August 20, 2000 to Simmons Communications Partnership, L.P.; (iv) $5,000,000 principal amount in favor of the principal owner pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $285,000 loan facility from a bank, of which $268,652 was outstanding, bearing interest at Prime Plus 1.0% due March 1, 2012, used to finance the Partnership's new office building in Vermont; (vi) $1,119,332 non-interest bearing promissory notes issued in connection with the acquisition of the internet business, which were assumed by the Partnership on June 29, 1998, and are reported net of imputed interest of $173,217; and (vii) $1,556,508 of certain other equipment credit facilities with various due dates not exceeding four years.

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

IMPACT OF THE YEAR 2000 ISSUE

         The Partnership is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

THE PARTNERSHIP'S STATE OF READINESS. The Partnership has developed a remediation plan for its year 2000 issue that involves identification, assessment and testing of the equipment and systems affected.

 a) The Partnership has assessed its information technology (IT) equipment, which includes signal-receiving, encoding and decoding electronics, and headend electronic equipment necessary for the reception, amplification and modulation of cable television signals.

 b) The Partnership has identified and assessed non-information technology (non-IT) embedded system such as security, fire prevention and climate control systems.

 c) The Partnership is analyzing the readiness of significant third party vendors and suppliers of goods and services.

The Partnership has completed the identification and assessment of year 2000 affected systems and has ranked them as critical and non-critical to the Partnership's operations. The Partnership has enlisted the help of Cable Labs, an industry consortium, to continue the testing of these systems. Most significant vendors to the cable television industry as well as other cable operators have elected to coordinate their efforts on the year 2000 issue through Cable Labs which will monitor the vendors' state of readiness. The Partnership has replaced or upgraded IT equipment which it considers critical to it's operations and is continuing to test the non-critical IT and non-IT equipment and systems. The Partnership anticipates that the balance of the testing, replacement and upgrades will be completed by September 1999.

THE RISK OF THE PARTNERSHIP'S YEAR 2000 ISSUE. Generally the partnership believes that its systems will be year 2000 compliant in timely matter. Most critical IT equipment necessary for the transmission of cable television signals have been or will shortly be replaced or upgraded.

The Partnership believes that the area of greatest risk to its operation surround the year 2000 issue relates to significant suppliers failing to remediate their year 2000 issues in a timely matter. The Partnership relies on its suppliers to deliver the programming signals and to provide customer-billing services. Cable Labs is monitoring the level of preparedness of significant suppliers. If a number of significant suppliers are not year 2000 compliant, this could have a material adverse effect on the Partnership's results of operations, financial position or cash flow.

THE PARTNERSHIP'S CONTINGENCY PLANS. The Partnership expects to have a contingency plan completed by September 1999. To mitigate the effects of the Partnership's significant suppliers potential failure to remediate the year 2000 issue in a timely matter, the Partnership will take appropriate actions. Such actions may include having arrangements for alternate suppliers and using manual intervention to insure the continuation of operations. If it becomes necessary for the Partnership to take these corrective actions, it is uncertain until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Partnership's results of operations, financial position or cash flow.

COSTS TO ADDRESS THE PARTNERSHIP'S YEAR 2000 ISSUE. As of September 30, 1998, the Partnership has incurred approximately $100,000 in year 2000 related capital expenditures. The Partnership anticipates the total cumulative costs for the year 2000 compliance to reach approximately $250,000 to $300,000 in capital expenditures. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Partnership does not expect the amounts required to be expensed over the next three years to have a material effect on is financial position or result of operations.

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

Dated:  November 10, 1998                THE HELICON GROUP, L.P.
                                             (Registrant)

                                         By: /s/ Herbert J. Roberts
                                            --------------------------------
                                         Name:  Herbert J. Roberts
                                         Title: Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                         HELICON CAPITAL CORP.
                                         Name:  Herbert J. Roberts


Dated:  November 10, 1998                By: /s/ Herbert J. Roberts
                                            --------------------------------
                                         Name:  Herbert J. Roberts
                                         Title: Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)