Form 10-K
period 1998-12-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1999-03-25
CIK 915767, 915772

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998               Commission File
                                                                No.
                                                             33-72468
                                                            33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                               4841                       22-3248703
(State or other jurisdiction of     (Primary Standard Industrial       (I. R. S. Employer
incorporation or organization)      Classification Code Number)        Identification No.)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                   4841                                     22-3248702
(State or other jurisdiction of     (Primary Standard Industrial       (I. R. S. Employer
incorporation or organization)      Classification Code Number)        Identification No.)

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

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK (COMMON STOCK) HELD BY NON-AFFILIATES OF THE REGISTRANTS: NOT APPLICABLE.

         THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK OF HELICON CAPITAL CORP., AS OF MARCH 31, 1999:100

                      DOCUMENTS INCORPORATED BY REFERENCE:

   REGISTRATION STATEMENT NO. 33-72468 ON FORM S-4 EFFECTIVE, FEBRUARY 3, 1994


     -----------------------------------------------------------------------

                                TABLE OF CONTENTS
                                    FORM 10-K


PART I                                                             PAGE
------                                                             ----
ITEM 1.  BUSINESS                                                   1
ITEM 2.  PROPERTIES                                                13
ITEM 3.  LEGAL PROCEEDINGS                                         14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                              15
ITEM 6.  SELECTED FINANCIAL DATA                                   15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS              15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               22
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE         23

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        23
ITEM 11. EXECUTIVE COMPENSATION                                    24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                   26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            27


PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                              30

SIGNATURES                                                         34



PART I
------

ITEM 1.  BUSINESS
GENERAL
         The Helicon Group, L.P. ("THGLP" or the "Company") was organized as a limited partnership on August 10, 1993 under the laws of the state of Delaware to consolidate the ownership interests of Helicon Group, Ltd. ("Helicon"), Terrebonne Cablevision, L.P., Roxboro Cablevision Associates, L.P. and Vermont Cablevision Associates, L.P. (collectively, the "Predecessor Companies") in connection with a roll-up plan completed on November 3, 1993 (the "roll-up"). As a result of the roll-up, the Company acquired substantially all of the operating assets and agreements of all the cable television systems, which were previously owned by the Predecessor Companies. The stockholders and the partners of the Predecessor Companies became limited partners of the Company. The Company operates under the name "Helicon Cable Communications". The general partner of the Company is Baum Investments, Inc., a Delaware corporation, which is 100% owned by Mr. Baum. On April 8, 1996, the Company became 99% owned by Helicon Partners I, L.P. (HPI) and 1% owned by the Baum Investments, Inc., the general partner, (See "Certain Relationships and Related Transactions" section). The Company is managed by Helicon Corp., an affiliated management company.

         On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the "Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.

         Helicon Capital Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, was formed solely to be an co-issuer along with the Company of $115,000,000 aggregate principal amount of 11% Senior Secured Notes (the "Senior Secured Notes"). Helicon Capital Corp. had nominal assets as of December 31, 1997 and 1998 and had no operations from the date of incorporation to December 31, 1998.

         Helicon Telephone Co., a Delaware corporation, is a wholly owned subsidiary and Helicon Telephone Pennsylvania, LLC, a Pennsylvania limited liability company, is a 99% owned subsidiary of the Company. Such subsidiaries, along with certain other 99% owned limited liability companies which have not yet commenced operations, were formed for the purpose of providing local exchange, intrastate and interstate telecommunications services. As of December 31, 1998, Helicon Telephone Co., Helicon Telephone Pennsylvania, LLC, and the other 99% owned limited liability companies had nominal assets and had no operations from the dates of incorporation to December 31, 1998. On December 16, 1996, Helicon Telephone Company, LLC filed an application with the Pennsylvania Public Utility Commission for certification as a competitive local exchange carrier ("CLEC") in the service territory of Bentleyville Telephone Company. As of December 31, 1998, this application was still pending. The Company is also in the process of applying for certification as a CLEC in several other states. At this time, the Company does not provide any common carrier services as a CLEC.

         The Company operates cable television systems located in Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire (the "Systems"). At December 31, 1998, the Company's cable television systems passed approximately 137,178 homes with 98,700 subscribers (customers). The Company has typically established itself in a state through a large acquisition and has added to the initially acquired system through acquisitions of nearby systems and line extensions. In addition to acquisitions of systems in the ordinary course of its business, the Company acquired large groups of subscribers in 1989 in Terrebonne and LaFourche, Louisiana, in 1992 in Barre and St. Johnsbury, Vermont and Haverhill, New Hampshire and in 1997 in Watauga County, Blowing Rock, Beech Mountain and the Town of Boone, North Carolina. The Company also provides dial tone internet service ("ISP business") under the name of "Helicon OnLine" to approximately 15,000 customers in Pennsylvania and Vermont.

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

         The service options offered by the Company vary from System to System, depending upon a System's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected. Since September 1, 1993, when the Federal Communications Commission (the "FCC") rate regulation commenced, each of the Systems, except the Vermont System, has offered customers both broadcast services and satellite ("cable programming") services as its basic package, and super-stations and other satellite services on a new programming service tier basis, as well as several premium services. The Vermont System offers a broadcast basic, an expanded level of basic with only satellite services, an NPT tier package, as well as several premium services. Each channel within an NPT package is also available on an individual a la carte basis.

         For an extra monthly charge, the Systems offer "premium" television services to their customers. These services (such as HBO(R), Cinemax(R), Showtime(R), The Movie Channel(R), The Disney Channel(R), Starz(R), Encore(R), and regional sports networks) are satellite-delivered channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. Approximately eighty-eight percent of the subscribers are offered pay-per-view ("PPV") which allow them to purchase current release movies (after theatrical distribution) and other top, live sporting events (primarily boxing and wrestling matches) and concerts. The Systems receive additional fees from customers for such PPV programming, and from the sale of available advertising spots on advertiser-supported satellite channels. The Systems also offer home shopping services to their customers, and the Systems share in the revenues from sales of products in the Systems' service areas.

         The Company has installed converters in the Systems that can be "addressed" by sending coded signals from the headend over the cable network. Addressable converters enable the system operator automatically to change the customer's level of service without visiting the customer's home. Addressable converters improve system programming flexibility, enable the operator to simplify its billing procedures, allow customers the option of changing their levels of service on short notice and enable customers to select and order pay-per-view programming events using the converter's on-line capability.

         In 1996, the Company began to purchase advanced analog addressable converters manufactured by General Instrument ("CFT-2200's") for its Pennsylvania system. In 1997, the Company began offering the interactive StarSight navigational program guide, which enables customers to make on-screen selections of any programs available, in its Pennsylvania and North Carolina systems.

         In March 1996, the Company began providing dial tone internet service to customers in its Pennsylvania system, with a purchase of 350 customers for $40,000. On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. On June 29, 1998, the Company acquired back the assets of the telephone dial-up internet access provider from HOL and HPI. The transfer was recorded at the carrying value of those assets on the transfer date in the amount of $1,553,565 as settlement of the Inter-Company loans the Company had made to HOL and HPI.

         On April 8, 1996, the Company acquired a 1% equity interest in HPI Acquisition Co., LLC, a newly formed affiliated entity organized for the purpose of acquiring and operating cable systems.

         On August 1996, the Company entered into a contract with a national paging company and began offering paging service in its Louisiana cable systems. In 1997, the Company offered paging service in its Pennsylvania, Louisiana and Vermont cable systems. In 1998, the Company offered paging service to its North Carolina cable systems.

         In January 1997, the Company began offering private data network systems and cable modems to customers and has offered these services to all of its cable systems in 1998. On October 5, 1998, the Company formed Helicon Network Solutions, L.P., a Delaware limited partnership and wholly-owned subsidiary of the Company, to continue to offer private data network services.

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

         Helicon Corp., a management company managing the Company's Systems, has various contracts to obtain basic, satellite and premium programming for the Systems from program suppliers with compensation being generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support to Helicon Corp. Helicon Corp.'s programming contracts are generally for fixed periods of time ranging from three to ten years and are subject to negotiated renewal. Helicon Corp. currently supplies the programming it receives to THGLP pursuant to a Programming Supply Agreement with THGLP dated November 3, 1993. THGLP pays to Helicon Corp. only the costs incurred by Helicon Corp. under the respective programming agreements. No assurances can be given that Helicon Corp.'s programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Helicon Corp.'s programming contracts. Management believes, however, that Helicon Corp.'s relations with its programming suppliers are generally good.

         Cable programming costs are expected to continue to increase due to the additional programming provided to basic customers, increased costs to produce or purchase cable programming, inflationary increases, regulation and other factors. Increases in the cost of premium programming services have been offset in part by additional volume discounts as a result of increases in the number of customers of the systems managed by Helicon Corp. In 1996, 1997 and 1998, programming costs as a percentage of revenues were 19.3%, 20.9% and 21.0% respectively. The 1992 Cable Act permits full recovery of regulated basic and cable programming tier program cost increases under its rate "price cap" regulations.

         COOPERATIVE. The Company became a member of the National Cable Television Cooperative ("NCTC") in 1986. Through the NCTC's 10.0 million-subscriber membership purchasing power, the Company has been able to obtain additional favorable programming discounts. This has enabled the Company to reduce many of its programming expenses to levels similar to some of the major cable television multi-system operators. NCTC has announced that it will attempt to acquire bulk rate pricing for its members for purchases of digital converters. If NCTC is successful, the cost of digital converters to the Company will decrease.

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

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which renewal of franchise licenses issued by governmental authorities will not be unreasonably withheld. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. See "Legislation and Regulation", below. The Company believes that it has good relationships with its franchising communities. To date, the Company has never had a franchise revoked for any of the Systems, and no request of the Company for franchise renewals or extensions has been denied, although such renewed or extended franchises have frequently resulted in franchise modifications on terms satisfactory to the Company but requiring additional expenditures for new facilities and services.

         As of December 31, 1998, the Systems held 110 franchises. These franchises generally provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range up to 5% of the Subscriber revenues generated by a System. For the past three years, franchise fee payments made by THGLP have averaged approximately 1.8% of total gross System revenues. Franchise fees are passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

         The following table groups the Company's Subscribers by year of franchise expiration, where applicable.


YEAR OF                                               NUMBER OF             PERCENTAGE OF            NUMBER OF
FRANCHISE EXPIRATION                                SUBSCRIBERS               SUBSCRIBERS           FRANCHISES
--------------------                                -----------               -----------           ----------
1999                                                      8,512                       8.6                    6
2000-2004                                                30,377                      30.8                   44
2005-2009                                                22,458                      22.8                   37
2010                                                      1,513                       1.5                    5
No expiration                                            25,516                      25.9                   18
No Franchise                                              4,966                       5.0                    -
Grandfathered under 1984
     Cable Act                                            5,358                       5.4                   --
                                                         ------                      ----                  ---
TOTAL                                                    98,700                      100%                  110
                                                         ------                      ----                  ---
                                                         ------                      ----                  ---


         The Company operates certain systems which serve multiple communities and, in some circumstances, portions of such systems serving approximately 189 subscribers, comprising approximately 0.2% of the Company's subscribers, extend into jurisdictions for which the Company believes no franchise is necessary. In addition, the Company has been operating in six communities in West Virginia without any franchise having been formally issued, although the Company has applied for the grant of such franchises. In view of the length of time that the Company has been operating in such communities and the small number of subscribers located therein, the Company believes that there is no significant risk that it will be unable to continue operating therein without a franchise. The non-franchised communities serve 4,399 subscribers, in West Virginia and 959 subscribers in Pennsylvania, comprising approximately 4.5% of the subscribers in all of the Systems.

COMPETITION

         The Systems compete with other communications and entertainment media, including conventional over-the-air local broadcast television service. Cable television systems also are susceptible to competition from other video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and, in varying degrees, from sources of entertainment in the community, including motion picture theaters, live theater and sporting events. The Telecommunications Act of 1996 has increased the potential for competition, especially from telephone and electric utilities, significantly. (See discussion of the 1996 Act, below).

         In recent years, the FCC has adopted policies encouraging new technologies and providing a more favorable operating environment for certain existing technologies that compete with cable television. Such policies have the potential to create substantial additional competition to cable. These technologies include, among others, Direct Broadcast Satellite ("DBS") services whereby signals are transmitted by satellite to receiving facilities located on the premises of the DBS subscribers. Earth stations designed for private home use now enable individual households to receive much of the satellite-delivered programming services formerly available only to cable television subscribers. Although DBS does not provide subscribers with local broadcast stations, recently some DBS providers have announced their intention to do so, subject to favorable action by Congress and/or the U.S. Copyright Office to approve such service. DBS service has been successfully marketed throughout the country, including areas where the Company operates Systems. The Company believes, that, compared to DBS operators, the Company is a lower cost provider of comparable programming to customers. It is, however, anticipated that DBS operators will, in the future, package programming on a more desirable basis for customers and/or lower the high costs associated with DBS when compared to the cost of obtaining cable television service. The Company expects increasing competition from DBS providers.

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

         Since the Systems operate under non-exclusive franchises, other operators (including municipal franchising authorities themselves as well as, telephone and electric utilities) may obtain permission to build cable television systems in areas in which the Systems presently operate. To date, there is competition from such operators in less than 0.5% of the existing mileage in the Company's franchise areas. In the Fall of 1996, Bentleyville Telephone Company ("BTC"), which operates local telephone service in the Borough of Bentleyville, Pennsylvania, began to build a cable system in the Borough of Bentleyville where the Company provides services to approximately 632 customers and in February 1997, BTC began offering a 42 channel basic cable service in competition with the company's 62-channel basic cable service. The Company has been able to effectively compete with BTC. The Company also anticipates that, over time, it will become subject to increasing competition from other telephone companies. This may have a material, but as yet undeterminate, impact on the Company's operations.

         The Telecommunications Act of 1996, Public Law 104-104, enacted on February 8, 1996, ("1996 Act") instituted sweeping changes in the telecommunications industries. The 1996 Act allows telephone companies, including the regional bell operating companies and others, to compete in their local telephone service areas with cable operators by repealing the telephone company cable television cross-ownership ban, thereby allowing direct ownership of franchised cable systems. Cable systems could be placed at a competitive `disadvantage if the delivery of video program services by local telephone companies becomes widespread because cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross-subsidization by local telephone companies pose strategic disadvantages for cable operators to compete with local telephone companies providing video services. Additionally, the 1992 Cable Act insures that telephone company providers of video services will have the opportunity to acquire and offer to subscribers all significant cable programming services.

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

         The Company is in the process of applying for certification as a competitive local exchange carrier ("CLEC") in several states. At this time, the Company does not provide any common carrier services as a CLEC.

         Advances in communications technology and changes in the marketplace are constantly occurring. Therefore, it is not possible to predict the extent to which the Company will be adversely affected by competition or the effect which ongoing future developments might have on the Systems or on the cable television industry generally.

EMPLOYEES

         At December 31, 1998, the Company had 200 full-time employees. The Company considers its relations with its employees to be good. In the Company's Pennsylvania System, 42 employees (18 technical and 24 clerical) are represented by two unions and are covered by collective bargaining agreements. The collective bargaining agreement covering technical employees was recently reviewed and will expire on December 31, 1999 and the collective bargaining agreement covering clerical employees will expire on December 31, 2001. No other employees of the Company are represented by unions.

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

CARRIAGE OF TELEVISION BROADCAST SIGNALS

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

THE TELECOMMUNICATIONS ACT OF 1996

         The Telecommunications Act of 1996, Public Law 104-104, ("1996 Act") was enacted on February 8, 1996. This new law significantly alters federal, state and local regulation of telecommunications providers and services, including the cable television industry and the Company. The following is a summary of the key provisions of the 1996 Act, which could materially affect the cable television industry, and the Company.

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

         The 1996 Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Act also eliminates the three-year holding period previously required under a statutory provision regarding "anti-trafficking." The present federal regulatory scheme leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. However, the FCC has adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

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

         The 1996 Act introduces several changes to the regulation of cable pole attachments that could affect the Company. Pursuant to that law, the FCC recently established a new formula for poles used by cable operators, which eventually will result in higher pole rental rates. This new FCC formula does not apply in states which certify they regulate pole rents.

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

         The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company believes that its properties, both owned and leased, are in good condition and in areas suitable and adequate for the Company's business operations. Management believes that the Company's franchises and licenses in each of the Township of North Union, Pennsylvania; the City of Uniontown, Pennsylvania; Terrebonne Parish, Louisiana; the communities in Vermont and Watauga County and the Town of Boone, North Carolina (taken as a whole) are material to the results of operations of the Company. Additionally, the headend sites used by the Systems in such locations are material to the Company regardless of whether such headend sites are owned or leased; and the Company's private pole agreements in such locations are material to the Company. Substantially all of the assets of the Company, including the Systems, are subject to liens of the Company's lenders.

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

                                                      1994        1995         1996        1997        1998
                                                      ----        ----         ----        ----        ----
     INCOME STATEMENT DATA: ($ IN 000'S)
          Revenues                                 $31,664     $35,225      $38,060     $42,946     $49,657
          Depreciation and amortization              9,453       9,561       10,127      11,204      12,462
          Operating income                           5,828       7,580        8,144       9,041       9,159
          Interest expense                          12,477      12,992       13,497      14,520      15,409
          Net loss                                 (7,343)     (5,196)      (5,142)     (5,357)     (6,184)

     BALANCE SHEET DATA: ($ IN 000'S)


                                              --------------------------------------------------------------
                                                      1994        1995         1996        1997        1998
                                                      ----        ----         ----        ----        ----
          Total assets                             $63,207     $60,938      $58,146     $72,607     $69,757
          Total debt                               119,104     122,675      124,382     143,341     144,874
          Partners' deficit                       (62,258)    (67,453)     (72,596)    (77,953)    (84,137)



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

         The Company incurred a net loss for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. The principal items contributing to the Company's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the Systems, the Company's acquisitions and its financing activities. The Company believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Company believes that working capital generated from the issuance of the Senior Secured Notes and cash flow generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997.

         REVENUES. Revenues increased $6,710,921 or 15.6% to $49,656,651. Approximately 60% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina and the inclusion of the dial-up internet access provider business ("ISP business") as of June 30, 1998. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the North Carolina acquisition and the ISP business, the average monthly cable revenue per basic subscriber increased from $38.72 in 1997 to $41.13 in 1998. The $2.41 increase reflected primarily, i) an increase of $0.87 in basic revenues; ii) an increase of $0.89 due to the new program services; iii) a increase of $0.32 in advertising revenue; iv) an increase of $0.08 in premium subscription revenue; and v) an increase of $0.25 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $4,926,096 or 24.4% to $25,086,911. Approximately 27% of the increase in expenses was attributed to the North Carolina cable television system acquisition, approximately 29% was attributed to the ISP business and approximately 10% reflected additional expenses for new and expanded programming services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 46.9% in 1997 to 50.5% in 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1,257,766 or 11.2% to $12,461,729, primarily as a result of $956,925 higher depreciation charges relating to the North Carolina acquisition, the ISP business and ongoing capital expenditures in the other cable systems; and $300,841 higher amortization expense all attributed to the North Carolina acquisition and the ISP business.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $335,521 or 15.6% to $2,482,807 which is consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses increased $73,363 or 18.7% to $465,875.

         OPERATING INCOME. Operating income for the twelve months ended December 31, 1998 increased $118,175 or 1.3% to $9,159,329 from the $9,041,154 operating income in the comparable 1997 period. The improvement in operating results was due to higher revenues.

         INTEREST EXPENSE. Interest expense increased $889,748 or 6.1% to $15,409,473 primarily due to interest expense associated with the debt for the North Carolina acquisition.

         INTEREST INCOME. Interest income decreased $55,517 or 45.7% to $66,065 primarily due to lower average cash balances.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 1996.

         REVENUES. Revenues increased $4,885,993 or 12.8% to $42,945,730. Approximately 45% of the increase in revenues was attributed to the June 26, 1997 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates and strong growth in advertising revenue. Excluding the effects of the North Carolina acquisition, the average monthly cable revenue per basic subscriber increased from $36.07 in 1996 to $38.72 in 1997. The $2.65 increase reflected primarily, i) an increase of $1.59 in basic revenues; ii) an increase of $.58 due to the new program services; iii) an increase of $0.37 in advertising revenue; iv) a increase of $.10 in premium subscription revenue; and
v) an increase of $.01 in other services.

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

LIQUIDITY AND CAPITAL RESOURCES

         The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. In 1993, the Company refinanced its 1992 Credit Facility by issuing $115,000,000 aggregate principal amounts 11% Senior Secured Notes due 2003. In 1994, the Company utilized its available cash and also entered into a credit facility with another bank consisting of $2,500,000 three year term loan facility and a $2,500,000 one-year line of credit facility with a bank bearing interest at Prime Plus 1.5%, secured by all the assets of the Company (the "1994 Credit Facility"). On February 23, 1996, the 1994 Credit Facility was amended to include an additional loan facility of $318,000 and extended to May 31, 1996. On June 28, 1996, the term loan of the 1994 Credit Facility was extended to May 31, 1997. On June 23, 1997, all balances outstanding under the 1994 Credit Facility were repaid in full and the 1994 Credit Facility was terminated. On June 26, 1997, the Company entered into a new credit facility (the 1997 Credit Facility) with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at December 31, 1998, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility were used to acquire certain cable television assets in North Carolina. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $266,922 was outstanding at December 31, 1998. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. (See Credit Agreements of the Company, below).

         The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

         Cash flows provided by operating activities amounted to $7,375,875, $5,808,469 and $7,618,997 for the years ended December 31, 1996, 1997, and 1998, respectively. In 1997, cash generated from operations decreased from 1996 primarily due to the absence of the amortization of debt discount offset in part by financing costs incurred on the 1997 Credit Facility. In 1998, cash generated from operations increased from 1997 primarily due to increased revenues that were in excess of the increase in cash operating costs and by favorable changes in working capital items.

Net cash used in investing activities amounted to $4,799,240, $25,323,444 and $6,346,793 for the years ended December 31, 1996, 1997, and 1998, respectively and included the following:

- In 1996, the Company incurred $4,771,631 in capital expenditures related to the expansion and rebuilding of the systems, paid $40,000 in connection with the acquisition of equipment and intangibles of a telephone dial-up internet access provider and incurred $9,556 in other deferred costs.

In 1997, the Company incurred $4,246,007 in capital expenditures related to the expansion and rebuilding of the systems, paid $21,000,887 in connection with the acquisition of property, plant and equipment and intangibles of a cable television system and incurred $99,820 in other deferred costs.

- In 1998, the Company incurred $6,426,025 in capital expenditures related to the expansion and rebuilding of the systems, received $118,953 in proceeds from sales of equipment in the ordinary course of business and incurred $39,721 in other deferred costs.

         Net cash provided by financing activities amounted to $18,457,411 for the year ended December 31, 1997, while net cash used in financing activities amount to $810,262 and $1,765,038 for the year ended December 31, 1996, and 1998, respectively, which included the following:

- In 1996, the Company had $400,000 in borrowings and $952,777 in principal repayments under the 1994 Credit Facility with Fleet Bank, made $446,808 in principal repayments under the Company's equipment credit facilities (see Credit Agreements of the Company, below).

- In 1997, the Company redeemed $1,000,000 of certificates of deposits, had $20,285,000 in borrowings, made $1,505,581 in principal re-payments and $768,526 in other principal repayments under the Company's equipment credit facilities. (see Credit Agreements of the Company, below)

- In 1998, the Company made repayments of notes payable in the amounts of $753,905 which represented principal repayments under the Company's equipment credit facilities.

- Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

     CREDIT AGREEMENTS OF THE COMPANY. On December 31, 1998, the Company had cash and cash equivalents of $3,200,791 and the following credit arrangements:
(i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company (iii) the 10% Note due August 20, 2000 to Simmons Communications Company, L.P. in the amount of $2,036,765 (the original principal amount plus accrued interest thereon through September 30, 1997); (iv) $5,000,000 principal amount in favor of Mr. Baum pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (v) $285,000 loan facility from a bank, of which $266,922 was outstanding, bearing interest at Prime Plus 1.0%, due March 1, 2012, used to finance the Company's new office building in Vermont;
(vi) $1,021,474 non-interest bearing promissory notes issued in connection with the acquisition of the internet business which was assumed by the Company on June 29,1998, and are reported net of imputed interest of $146,441; (vii) $1,549,139 of certain other equipment credit facilities with various due dates not exceeding five years. The principal cash payments required under the Company's outstanding indebtedness for the fiscal years ended December 31,

1999, 2000, 2001, and 2002 are estimated to aggregate $1,044,177, $23,013,713,
$25,432,750 and $25,150,283, respectively. The principal cash payments required under the Company's outstanding indebtedness for the fiscal year ended December 31, 2003 are estimated to aggregate $65,030,957. The Company intends to use available cash and cash generated from operating activities to make such debt service payments or refinance its indebtedness to satisfy such obligations.

         In the past, the Company has committed substantial capital resources for (i) construction and expansion of existing Systems, (ii) routine replacement of cable television plant, (iii) increase in the channel capacity of certain of its Systems, (iv) acquisition of certain Systems, and (v) increase in the percentage of its Systems which are equipped with addressable technology. In 1996, 1997, and 1998 capital expenditures, excluding acquisitions, totaled $4,771,631, $4,246,007and $6,426,025, respectively.

         The Company has budgeted approximately $7,600,000 for capital expenditures for the Systems during 1999, which includes $1,700,000 for rebuilding portions of certain Systems, $600,000 for extensions on the Systems, $1,200,000 for Private Networks and the Internet business and $4,100,000 for customer installation material, and other capital expenditures. The Company believes it will have sufficient cash to fund all such capital expenditures.

         The Company believes that available working capital, cash flows generated from operations and its ability to refinance its indebtedness will be sufficient to allow it to meet its planned capital expenditures, meet its debt obligations and cover its other short and long term liquidity needs. Also, while the Company presently sees no reason to do so, it could adjust scheduled capital expenditures if the Company's liquidity position so warrants.

On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the "Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.

INFLATION

         Certain of the Company's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Company does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

IMPACT OF THE YEAR 2000 ISSUE

         The Partnership is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 issue is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

The Partnership has completed the identification and assessment of year 2000 affected systems and has ranked them as critical and non-critical to the Partnership's operations. The Partnership has enlisted the help of Cable Labs, an industry consortium, to continue the testing of these systems. Most significant vendors to the cable television industry as well as other cable operators have elected to coordinate their efforts on the year 2000 issue through Cable Labs, which will monitor the vendors' state of readiness. The Partnership has replaced or upgraded IT equipment which it considers critical to it's operations and is continuing to test the non-critical IT and non-IT equipment and systems. The Partnership anticipates that the balance of the testing, replacement and upgrades will be completed by September 1999.

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

THE PARTNERSHIP'S CONTINGENCY PLANS. The Partnership expects to have a contingency plan completed by September 1999. To mitigate the effects of the Partnership's significant suppliers potential failure to remediate the year 2000 issue in a timely matter, the Partnership will take appropriate actions. Such actions may include having arrangements for alternate suppliers and using manual intervention to insure the continuation of operations. If it becomes necessary for the Partnership to take these corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the Partnership's results of operations, financial position or cash flow.

COSTS TO ADDRESS THE PARTNERSHIP'S YEAR 2000 ISSUE. As of December 31, 1998, the Partnership has incurred approximately $200,000 in year 2000 related capital expenditures. The Partnership anticipates the total cumulative costs for the year 2000 compliance to reach approximately $250,000 to $300,000 in capital expenditures. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Partnership does not expect the amounts required to be expensed over the next two years to have a material effect on is financial position or result of operations.

ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

FORWARD LOOKING INFORMATION:  CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's future cash flows, revenues, the effect of conditions in the industry and the economy in general. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.

MARKET RISK EXPOSURE

The financial position of the Partnership is subject to market risk associated with interest rate movements on outstanding debt. The Partnership has debt obligations with both fixed and variable terms. The carrying value of the Partnership's variable rate debt obligations approximates fair value as the market rate is based on prime or LIBOR. A 10 percent increase in the underlying interest rates would result in an increase of interest expense of $180,000.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, executive and key officers of Helicon Corp. and Baum Investments, Inc., the general partner of the Company, are set forth below.


NAME                                  AGE      POSITION WITH BAUM INVESTMENTS AND HELICON CORP.
Theodore B. Baum                      64       Chairman of the Board of Directors; Chief Executive Officer;
                                               and President
Gregory A. Kriser                     48       Chief Operating Officer; Executive Vice President
Herbert J. Roberts                    44       Chief Financial Officer; Treasurer; Senior Vice President
David M. Baum                         37       Senior Vice President of Operations
Thomas Gimbel                         56       Senior Vice President of Engineering
Ruth Baum                             60       Vice President; Director
George S. Psyllos                     44       Vice President and Corporate Controller
Richard Hainbach                      46       Secretary


         Mr. Baum has been Chief Executive Officer and President of Helicon Corp. since 1974. Mr. Baum is a 35-year veteran of the cable television industry. He is a former owner and Chief Operating Officer of Cable Information Systems, a company engaged in the ownership and operation of cable television systems. In June 1977, Mr. Baum founded the Company under the name Fayette Cablevision Company.


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

         Mr. David Baum became Senior Vice President of Operations in January 1996. Previously, Mr. Baum was the Vice President of Marketing/Programming at Helicon Corp. since October 1989 when he rejoined the Company. In 1988, Mr. Baum was self-employed as a real estate developer. Mr. Baum assisted in the construction of THGLP's cable television system in southwestern Pennsylvania between 1978 and 1981. In 1981 and 1982, he managed his own cable television marketing company. Mr. David Baum is the son of Mr. and Mrs. Baum.


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

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation paid during, 1996, 1997, and 1998 to the five highest paid executive officers of Helicon Corp.

                                                                             Other Annual           All Other
NAME AND PRINCIPAL POSITION           YEAR     SALARY           BONUS        COMPENSATION        COMPENSATION
---------------------------           ----     ------           -----        ------------        ------------

Theodore B. Baum                      1998    $68,400  (1)        -0-          $1,206,421  (2)        $15,480  (5)
    Chief Executive Officer;          1997     65,400  (1)  $250,000            1,053,405  (2)         15,480  (5)
President                             1996     62,700  (1)        -0-             994,770  (2)         15,555  (5)

Gregory A. Kriser                     1998    237,000             -0-              87,900  (3)            -0-
    Executive Vice President          1997    226,000             -0-              87,750  (3)            -0-
                                      1996    202,539          50,000              87,750  (3)            -0-

Herbert J. Roberts                    1998    230,500          61,000              40,985  (3)            -0-
   Senior Vice President; Chief       1997    220,500          50,000              40,785  (3)            -0-
   Financial Officer; Treasurer       1996    198,211          50,000              40,785  (3)            -0-

David M. Baum                         1998    279,167             -0-               2,720                 -0-
   Vice President                     1997    240,000          50,000  (4)          2,720                 -0-
                                      1996    204,464         150,000  (4)          1,300                 -0-

Thomas Gimbel                         1998    167,500             -0-              24,825  (3)            -0-
   Vice President                     1997    150,000             -0-              24,825  (3)            -0-
                                      1996    131,557         $30,000              24,825  (3)            -0-


----------------------------------------------------------------------
1) Includes payments made by Helicon Corp. pursuant to a current employment agreement with Mr. Baum. The employment agreement provides for annual compensation of $68,400 with certain escalation provisions therein. Under his employment agreement, Mr. Baum is engaged as the Chief Executive Officer of Helicon Corp. and its affiliates. Helicon Corp. also has a consulting arrangement with Elizabeth Baum, the daughter of Mr. and Mrs. Baum, pursuant to which Ms. Baum was paid $75,000 for her legal services as Assistant Secretary of Helicon Corp. Ruth Baum, Mr. Baum's wife, is employed by Helicon Corp. as its Vice President at an annual salary of $68,400.

2) Includes $987,500, $1,045,000, and $1,200,000 of consulting fees paid in 1996, 1997, and 1998, respectively, to TR Cable Consultants, a company owned by Theodore and Ruth Baum.

3) Includes consulting fees which have historically been paid by the Company, pursuant to consulting agreements between the Company and the individual consultants. Such consulting services have principally taken the form of strategic oversight and business planning.

4) Payment of the bonus was to Cable Marketing Group, a company owned by David
M. Baum and his wife, Sande Baum. David M. Baum is the son of Theodore B. Baum.

5) Represents the premium paid by Helicon Corp. pursuant to Mr. Baum's employment agreement, which requires Helicon Corp. to provide $3.0 million of life insurance on Mr. Baum with the beneficiary of the policy to be designated by Mr. Baum.


COMPENSATION OF DIRECTORS

No Director of Baum Investments, Inc., (the general partner of the Company) or Helicon Corp. is presently compensated for any services provided as a director.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Each of Messrs. Kriser, Roberts and Gimbel has a consulting agreement with the Company, which is disclosed in the footnotes to the summary compensation table. Additionally, in the event of a voluntary retirement or withdrawal of a limited partner of Helicon Partners I, L.P. which is controlled by a member of the management of the Company other than Theodore Baum or his immediate family, the Company has the right, and in the event of an involuntary retirement, the obligation, to purchase the partnership interests controlled by such member of management. The purchase price for such interests is the fair market value or the amount, if any, owed by such partners or their controlling shareholders to Theodore Baum under certain promissory notes. The purchase price is payable by delivery of the Company's subordinated note and, under certain circumstances, also partly in cash; all as more fully set forth in the Company's Agreement of Limited Partnership.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         For the 1996, 1997 and 1998 fiscal years, the Company had no compensation committee. The Company is controlled by Mr. Theodore Baum; the Chairman of the Board of Directors, Chief Executive Officer and President of Helicon Corp. and Baum Investments; and the compensation of the Company's executive officers are determined by Mr. Baum subject to the approval of the boards of directors of Helicon Corp. and Baum Investments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth the number and percentage of interests in the Company owned by the Company's management and certain beneficial owners. HPI owns 99% of the interest in the Company. With the exception of Baum Investments, Inc., which has both a direct and indirect ownership interests in the Company, all beneficial ownership interests in the Company are owned indirectly through HPI. Other than as set forth below, no person or entity beneficially owns more than 5.0% of the limited partnership interests in the Company.

NAME AND ADDRESS OF BENEFICIAL OWNER                               TYPE OF INTEREST           OWNERSHIP
Baum Investments, Inc. (1)                                          General Partner              1.990%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Helicon Corp. (1)                                                   Limited Partner               .594%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Helicon Group Ltd. (1)                                              Limited Partner             61.320%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
TREDD Investors (1)                                                 Limited Partner             15.583%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
TREDD TWO (1)                                                       Limited Partner             16.721%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Theodore B. Baum (2)                                                Limited Partner             95.208%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632



Gregory A. Kriser (3) (6)                                           Limited Partner              2.307%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Herbert J. Roberts (4) (6)                                          Limited Partner               .990%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Thomas Gimbel (5) (6)                                               Limited Partner               .495%
   630 Palisade Avenue
   Englewood Cliffs, New Jersey 07632
Sandler Capital Management (7)                                      Warrant Holder               8.368%
    767 Fifth Avenue
    New York, New York  10153
SunAmerica Investments, Inc. (7)                                    Warrant Holder              13.947%
   1 SunAmerica Center
   Los Angeles, California  90067
All Directors and Officers as a Group (6 persons)                                               100.00%

---------------------------------------------------------------
 (1) Mr. Baum, Chief Executive Officer and President of the Company, owns all of the outstanding stock of Baum Investments, Inc., the sole general partner of the Company, and together with Ruth Baum, beneficially owns all of the stock of Helicon Group Ltd. and the trust interests in TREDD Investors and TREDD TWO. Baum Investments, Inc. also owns a 1.0% general partnership interest in HPI, and thus owns an additional indirect .99% limited partnership interest in the Company.

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

(3) Represents the 2.307% limited partnership interest held by GAK Cable, Inc. All of the outstanding shares of GAK Cable Inc. are owned by Gregory A. Kriser.

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

         Helicon Corp. is responsible for the day-to-day management of the Systems pursuant to the existing management agreement with the Company, and in such capacity has executive decision-making authority, subject to the control of Baum Investments. Helicon Corp. is owned and controlled by Mr. Baum, the owner of Baum Investments which is the general partner of the Company. The initial term of the existing management agreement between the Company and Helicon Corp. expires in November 2003 with the provision for automatic renewal in consecutive ten-year periods unless otherwise terminated. Management fees relating to the Systems are payable monthly in an amount equal to 5% of revenues from the operation of the Systems subject to certain limitations.

         The office buildings in Pennsylvania and Louisiana are leased by the Company from a Company owned by Mr. and Mrs. Baum. The Pennsylvania lease covers approximately 10,000 square feet of space and continues through May 2013 at a triple net rent of approximately $5,200 per month plus certain adjustments. The Louisiana lease covers approximately 7,600 square feet of space and continues through August 2013 at a triple net rent of approximately $2,000 per month plus certain adjustments. The Company believes that the terms of the lease are at least as favorable as could be obtained from third parties.

         Mr. Baum has contributed, directly or indirectly, unsecured, non-interest bearing personal promissory notes (the "Baum Notes") in the aggregate principal amount of $30.5 million to the capital of the Company. Although the Baum Notes are unconditional, they do not become payable except (i) in amounts starting at $19.5 million through December 15, 1994 and increasing thereafter in installments to a maximum of $30.5 million on December 16, 1996 and (ii) at such time after such dates as the Company's creditors shall have exhausted all claims against the Company's assets. Mr. Baum contributed the Baum Notes in order to enhance the overall creditworthiness of the Company. Mr. Baum is the beneficial owner of 96.17% of the equity interests of the Company; the enhancement of the Company's creditworthiness confers a benefit on him.

         Pursuant to the management agreement (see Item 14.3 "Exhibits") between Helicon Corp. and the Company, during 1996, 1997, and 1998 the Company was charged management fees of $1.9 million, $2.1 million, and $2.5 million, respectively. Management fees are calculated based on the gross revenues of the Systems. Additionally, during 1996, 1997,and 1998, the Partnership was also charged $980,000, $713,906,and $1,315,315, respectively, for certain costs incurred by this related party on their behalf.

         TR Cable Consultants, a company owned by Theodore and Ruth Baum, received aggregate consulting fees of $987,500 $1,045,000, and $1,200,000 from Helicon Corp. in respect of consulting services provided by TR Cable Consultants to Helicon Corp. for the year ended December 31, 1996, 1997 and 1998, respectively. As executive officers of Helicon Corp., Theodore and Ruth Baum were paid salaries by Helicon Corp. with respect to their executive officer and administrative functions. Their compensation for non-executive officer and administrative functions, such as services performed with respect to the investigation of potential acquisitions and expansion of existing Systems by the Company and the development of marketing and financing strategies, was paid in the form of a consulting fee to TR Cable Consultants.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF FORM 10-K
1.       Financial Statements

         The following information is contained in the Financial section of this Annual Report for the fiscal year ended December 31, 1998 (see Page F-1 of this Report).

-        Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1997 and 1998

- Consolidated Statements of Operations for each of the three years ended December 31, 1998

- Consolidated Statements of Changes in Partners' Deficit for each of the three years ended December 31, 1998

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998

-        Notes to the Consolidated Financial Statements

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

Dated:  March 26, 1999           THE HELICON GROUP, L.P.
                                 (Registrant)

                                 By: Baum Investments, Inc., its general partner

                                 By:      /s/Theodore B. Baum
                                          (Theodore B. Baum)
                                          President

                                 By:      /s/ Herbert J. Roberts
                                          (Herbert J. Roberts)
                                          Senior Vice President
                                          (Principal Financial and Accounting
                                          Officer)

Dated: March 26, 1999           HELICON CAPITAL CORP.
                                (Registrant)

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

SIGNATURE                                   TITLE                                   DATE
---------                                   -----                                   ----
BAUM INVESTMENTS, INC., AS GENERAL
PARTNER OF
THE HELICON GROUP, L.P.

/s/ Theodore B. Baum             President (Principal Executive                 March 26, 1999
    (Theodore B. Baum)           Officer); Director

/s/ David M. Baum                Senior Vice President;                         March 26, 1999
    (David M. Baum)              Director

HELICON CAPITAL CORP.
/s/ Theodore B. Baum             President (Principal Executive                 March 26, 1999
    (Theodore B. Baum)           Officer); Director

/s/ David M. Baum                Senior Vice President;                         March 26, 1999
    (David M. Baum)              Director

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT (ITEM 14(A))

                                                                              PAGE
                                                                              ----
Independent Auditors' Report                                                   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998                   F-3

Consolidated Statements of Operations for each of the three years
ended December 31, 1998                                                        F-4

Consolidated Statements of Changes in Partners'
Deficit for each of the three-years ended December 31, 1998                    F-5

Consolidated Statements of Cash Flows for each of the three years
ended December 31, 1998                                                        F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Helicon Group, L.P. and wholly owned incorporated entities as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                                       KPMG LLP


March 26, 1999

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998



                                                                       DECEMBER 31, 1997            DECEMBER 31, 1998
                                                                       -----------------            -----------------
ASSETS (NOTES 8 AND 9)
Cash and cash equivalents (Note 2)                                           $3,693,625                   $3,200,791
Receivables from subscribers                                                    997,231                    1,078,647
Prepaid expenses and other assets                                             1,409,724                    1,607,984
Property, plant and equipment, net (Notes 3, 4, and 10)                      35,080,302                   35,913,816
Intangible assets and deferred costs, net (Notes 3 and 5)                    30,628,407                   27,705,114
Due from affiliates (Note 6)                                                    797,590                      250,174
                                                                            -----------                  -----------

TOTAL ASSETS                                                                 72,606,879                   69,756,526
                                                                            -----------                  -----------
LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
     Accounts payable                                                         3,159,022                    5,144,994
     Accrued expenses                                                           760,609                      870,870
     Subscriptions received in advance                                          697,633                      397,346
     Accrued interest                                                         2,173,590                    2,163,208
     Due to principal owner (Note 7)                                          5,000,000                    5,000,000
     Senior secured notes (Note 8)                                          115,000,000                  115,000,000
     Loans payable to banks (Note 9)                                         20,276,641                   20,266,922
     Other notes payable (Note 10)                                            3,064,854                    4,607,378
     Due to affiliates, net (Note 6)                                            427,282                      442,639
                                                                            -----------                  -----------

TOTAL LIABILITIES                                                           150,559,631                  153,893,357
                                                                            -----------                  -----------

Commitments (Notes 8 and 12)

Partners' deficit: (Note 11)
     Accumulated partners' deficit                                          (77,951,752)                 (84,135,831)
     Less capital contribution receivable                                        (1,000)                      (1,000)
                                                                            -----------                  -----------
TOTAL PARTNERS' DEFICIT                                                     (77,952,752)                 (84,136,831)
                                                                            -----------                  -----------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                     $72,606,879                  $69,756,526
                                                                            -----------                  -----------
                                                                            -----------                  -----------



See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998





                                                              1996                1997               1998
                                                         ----------------   -----------------  -----------------
REVENUES                                                     $38,059,737         $42,945,730        $49,656,651
                                                         ----------------   -----------------  -----------------

Operating expenses:
     Operating expenses (Note 12)                             10,213,044          12,166,203         14,783,304
     General and administrative expenses (Notes 6              6,177,970           6,619,137          8,221,563
and 12)
     Marketing expenses                                        1,149,655           1,375,475          2,082,044
     Depreciation and amortization                            10,127,200          11,203,963         12,461,729
     Management fee charged by affiliate (Note 6)              1,902,987           2,147,286          2,482,807
     Corporate and other expenses (Note 7)                       345,297             392,512            465,875
                                                         ----------------   -----------------  -----------------
              TOTAL OPERATING EXPENSES                        29,916,153          33,904,576         40,497,322
                                                         ----------------   -----------------  -----------------

OPERATING INCOME                                               8,143,584           9,041,154          9,159,329
                                                         ----------------   -----------------  -----------------

Interest expense  (Notes 7 and 10)                          (13,496,610)        (14,519,725)       (15,409,473)
Interest income                                                  210,544             121,582             66,065
                                                         ----------------   -----------------  -----------------
                                                            (13,286,066)        (14,398,143)       (15,343,408)
                                                         ----------------   -----------------  -----------------

NET LOSS                                                    ($5,142,482)        ($5,356,989)       ($6,184,079)
                                                         ----------------   -----------------  -----------------
                                                         ----------------   -----------------  -----------------




See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                           PARTNERS' DEFICIT
                                                           -----------------           CAPITAL
                                                      GENERAL           LIMITED   CONTRIBUTION
                                                      PARTNER          PARTNERS     RECEIVABLE        TOTAL
                                                      -------          --------   ------------        -----
Balance at December 31, 1995                       ($307,994)      (67,144,287)        (1,000)     ($67,453,281)

Net Loss                                              (51,425       (5,091,057)             --       (5,142,482)
                                                --------------  ----------------  -------------  ----------------

Balance at December 31, 1996                        (359,419)      (72,235,344)        (1,000)      (72,595,763)

Net loss                                             (53,570)       (5,303,419)             --       (5,356,989)
                                                --------------  ----------------  -------------  ----------------

Balance at December 31, 1997                        (412,989)      (77,538,763)        (1,000)      (77,952,752)

Net loss                                             (61,841)       (6,122,238)             --       (6,184,079)
                                                --------------  ----------------  -------------  ----------------

Balance at December 31, 1998                       ($474,830)      (83,661,001)        (1,000)     ($84,136,831)
                                                --------------  ----------------  -------------  ----------------
                                                --------------  ----------------  -------------  ----------------


See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                1996              1997             1998
                                                                          ---------------    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                 ($5,142,482)      ($5,356,989)    ($6,184,079)
                                                                            ------------      ------------    ------------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                      10,127,200        11,203,963     $12,461,729
           Amortization of debt discount and deferred financing costs          1,778,684            60,000         120,000
           Gain on sale of equipment                                            (20,375)           (1,069)        (29,323)
           Interest on other notes payable added to principal                    168,328           185,160              --
           Change in operating assets and liabilities:
            Decrease (increase) in receivables from subscribers                  119,995         (201,663)          47,260
            Increase in prepaid expenses and other assets                      (108,888)         (449,808)       (113,398)
            Increase in financing costs incurred                                      --         (400,000)              --
            Increase in accounts payable and accrued expenses                     90,019           424,641       1,729,105
            (Decrease) increase in subscriptions received in advance            (21,560)           326,170       (401,915)
            Increase (decrease) in accrued interest                              384,954            18,064        (10,382)
                                                                          ---------------    --------------   -------------
                    Total adjustments                                         12,518,357        11,165,458     $13,803,076
                                                                          ---------------    --------------   -------------
                    Net cash provided by operating activities                  7,375,875         5,808,469      $7,618,997
                                                                          ---------------    --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (4,771,631)       (4,246,007)    $(6,426,025)
   Proceeds from sale of equipment                                                21,947            23,270         118,953
   Cash paid for net assets of cable television systems acquired                      --      (21,000,887)              --
   Cash paid for net assets of internet business acquired                       (40,000)                --              --
   Increase in intangible assets and deferred costs                              (9,556)          (99,820)        (39,721)
                                                                          ---------------    --------------   -------------
                    Net cash used in investing activities                    (4,799,240)      (25,323,444)    $(6,346,793)
                                                                          ---------------    --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in restricted cash                                                        --         1,000,000              --
   Proceeds from bank loans                                                      400,000        20,285,000              --
   Repayment of bank loans                                                     (952,777)       (1,505,581)        $(9,719)
   Repayment of other notes payable                                            (446,808)         (768,526)       (753,905)
   Advances to affiliates                                                    (2,750,376)       (1,829,692)     (4,109,389)
   Repayments of advances to affiliates                                        2,939,699         1,276,210       3,107,975
                                                                          ---------------    --------------   -------------
                    Net cash (used in) provided by financing activities        (810,262)        18,457,411    $(1,765,038)
                                                                          ---------------    --------------   -------------
                    Net increase (decrease) in cash and cash equivalents       1,766,373       (1,057,564)      $(492,834)

Cash and cash equivalents at beginning of period                               2,984,816         4,751,189       3,693,625
                                                                          ---------------    --------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $4,751,189        $3,693,625      $3,200,791
                                                                          ---------------    --------------   -------------
                                                                          ---------------    --------------   -------------
Supplemental cash flow information:
   Interest paid                                                             $11,164,645       $14,256,501     $15,299,855
                                                                          ---------------    --------------   -------------
                                                                          ---------------    --------------   -------------
   Other non-cash items:
     Acquisition of property, plant and equipment through issuance of
       other notes payable                                                      $759,612          $763,175        $773,656
                                                                          ---------------    --------------   -------------
                                                                          ---------------    --------------   -------------

     Net assets of internet business transferred to (from) affiliate through
       an intercompany loan                                                           --          $223,130    ($1,553,565)
                                                                          ---------------    --------------   -------------
                                                                          ---------------    --------------   -------------
     Investment in HPI Acquisition Co., LLC through the issuance of a
       note payable                                                               $1,000                --              --
                                                                          ---------------    --------------   -------------
                                                                          ---------------    --------------   -------------

See accompanying notes to consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998

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

     The Partnership operates in one business segment offering cable television services in the states of Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. The Company also offers to customers advanced services, such as paging, cable modems and private data network systems under the name of "Helicon Network Solutions", as well as, dial up internet service in Pennsylvania and Vermont under the name of "Helicon OnLine".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"). HCC had nominal assets as of December 31, 1997 and 1998 and had no operations from the date of incorporation to December 31, 1998. All intercompany accounts have been eliminated in consolidation.

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


                                       F-7
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. (CONTINUED)
      C) REVENUE RECOGNITION

         The Partnership recognizes revenues as services are provided to subscribers. Subscription revenues billed in advance for services are deferred and recorded as income in the period in which services are rendered.

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

      F) INCOME TAXES

         No provision for Federal or state income taxes has been made in the accompanying consolidated financial statements since any liability for such income taxes is that of the Partnership's partners and not of the Partnership. Certain assets have a basis for income tax purposes that differs from the carrying value for financial reporting purposes, primarily due to differences in depreciation methods. As a result of these differences, at December 31, 1997 and 1998 the net carrying value of these assets for financial reporting purposes exceeded the net basis for income tax purposes by approximately $15,400,000 and $14,500,000, respectively.

      G) CASH AND CASH EQUIVALENTS

         Cash and cash equivalents, consisting of amounts on deposit in money market accounts, checking accounts and certificates of deposit, were $3,693,625 and $3,200,791 at December 31, 1997 and 1998, respectively.




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

      I) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS, RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, current receivables, notes receivable, accounts payable, and accrued expenses approximate fair values.

         SENIOR SECURED NOTES AND LONG-TERM DEBT

         For the Senior Secured Notes, fair values are based on quoted market prices. The fair market value at December 31, 1997 and 1998 was approximately $123,000,000 and $120,000,000, respectively. For long-term debt, their values approximate carrying value due to the short-term maturity of the debt and/or fluctuating interest.

         COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholder's equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company has no items that qualify as comprehensive income.

3. ACQUISITIONS

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

                                       F-9
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On January 31, 1997, the Partnership acquired a cable television system, serving approximately 823 subscribers in the West Virginia counties of Wirt and Wood. The aggregate purchase price was approximately $1,053,457 and was allocated to the net assets acquired, which included property and equipment and intangible assets.

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

       The aggregate purchase price of the 1997 acquisitions was $21,000,887 and was allocated to the net assets acquired based on their estimated fair market value as follows:


                 Land                                                                $29,100
                 Cable television system                                           7,768,400
                 Vehicles                                                            165,000
                 Computer equipment                                                  240,000
                 Subscriber lists                                                 12,909,429
                 Organization and other costs                                        131,584
                 Other net operating items                                         (242,626)
                                                                                 -----------
                 TOTAL AGGREGATE PURCHASE PRICE                                  $21,000,887
                                                                                 -----------
                                                                                 -----------

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

                                                                          YEAR ENDED DECEMBER 31
                                                                          1996              1997
                                                                          ----              ----
                 Revenues                                          $41,735,750       $44,854,534

                 Net Loss                                           $7,467,320        $6,500,913






                                      F-10
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows at December 31:

                                                                                            ESTIMATED
                                                                                          USEFUL LIFE
                                                              1997             1998          IN YEARS
                                                              ----             ----          --------
    Land                                                   $96,689          $45,689                --
    Cable television system                             78,060,495       83,309,403           5 to 20
    Internet service equipment                                  --        2,483,602            2 to 3
    Office furniture and fixtures                          481,062          553,417          5 and 10
    Vehicles                                             2,945,543        3,599,238           3 and 5
    Building                                               510,854          591,922          5 and 10
    Building and leasehold
       Improvements                                        356,964          403,941            1 to 5
    Computers                                            1,917,681        2,394,410            3 to 5
                                                      ------------     ------------
                                                        84,369,288       93,381,622

    Less accumulated depreciation                     (49,288,986)     (57,467,806)
                                                      ------------     ------------
    TOTAL PROPERTY, PLANT AND EQUIPMENT                $35,080,302      $35,913,816
                                                      ------------     ------------
                                                      ------------     ------------


5.       INTANGIBLE ASSETS AND DEFERRED COSTS
     Intangible assets and deferred costs are summarized as follows at December 31:

                                                                                            ESTIMATED
                                                                                          USEFUL LIFE
                                                              1997             1998          IN YEARS
                                                              ----             ----          --------
    Covenants not-to-compete                           $13,158,422      $14,259,121                 5
    Franchise agreements                                19,650,889       19,650,889           9 to 17
    Goodwill                                             1,703,760        1,703,760         20 and 40
    Subscriber lists                                    29,525,115       30,739,066           6 to 10
    Financing costs                                      4,855,478        4,855,478           8 to 10
    Organization and other costs                         1,964,904        2,147,167           5 to 10
                                                      ------------     ------------
                                                        70,858,568       73,355,481

    Less accumulated amortization                     (40,230,161)     (45,650,367)
                                                      ------------     ------------

    TOTAL INTANGIBLE ASSETS AND DEFERRED COSTS         $30,628,407      $27,705,114
                                                      ------------     ------------
                                                      ------------     ------------


                                      F-11

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   TRANSACTIONS WITH AFFILIATES
     Amounts due from/to affiliates result from management fees, expense allocations and temporary non-interest bearing loans. The affiliates are related to the Company by common-ownership.

     During 1996, 1997, and 1998 the Partnership was charged management fees of $1,902,987, $2,147,286, and $2,482,807, respectively. Management fees are calculated based on the gross revenues of the systems. Additionally, during 1996, 1997, and 1998 the Partnership was also charged $980,000, $713,906, and $1,315,315, respectively, for certain costs incurred by Helicon Corp. on their behalf. The office buildings in Pennsylvania and Louisiana are leased by the Partnership from a related party at triple net rent of approximately $5,200 and $2,000 per month, respectively.

     In March 1996, the Company began providing dial tone internet service to customers in its Pennsylvania system with a purchase of 350 customers for $40,000. On April 1, 1997, the Company transferred the net assets of the telephone dial-up internet access provider business to HPI. On June 29, 1998, the Company acquired back the assets of the telephone dial-up internet access provider from HOL and HPI. The transfer was recorded at the carrying value of those assets at the date of transfer in the amount of $1,553,565 as settlement of the Inter-Company loans the Company had made to HOL and HPI.

7.   DUE TO PRINCIPAL OWNER

     Mr. Theodore Baum, directly or indirectly, is the principal owner of 96.17% of the general and limited partnership interests of the Partnership (the "Principal Owner"). Due to Principal Owner consists of $5,000,000 at December 31, 1997 and 1998. The principal may only be repaid thereafter subject to the passage of certain limiting tests under the covenants of the Senior Secured Notes. Prior to the issuance of the Senior Secured Notes, amounts due to Principal Owner bore interest at varying rates per annum based on the prime rate and were due on demand. Interest expense includes $521,701 in 1996, $530,082 in 1997, and $524,880 in 1998 related to this debt.




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

     The Senior Secured Notes may be redeemed at the option of the Issuers in whole or in part at any time on or after November 1, 1998 at the redemption price of 106% reducing ratably to 100% of the principal amount, in each case together with accrued interest to the redemption date. The Issuers are required to redeem $25,000,000 principal amount of the Senior Secured Notes on each of November 1, 2001 and November 1, 2002. The indenture under which the Senior Secured Notes were issued contains various restrictive covenants, the more significant of which are, limitations on distributions to partners, the incurrence or guarantee of indebtedness, the payment of management fees, other transactions with officers, directors and affiliates, and the issuance of certain types of equity interests or distributions relating thereto.

9.   LOANS PAYABLE - BANK

     On June 26, 1997, the Company entered into a $20,000,000 senior secured credit facility with Banque Paribas (the 1997 Credit Facility). On January 5, 1999, the 1997 Credit Facility was restated and amended. The facility is non-amortizing and is due November 1, 2000. Borrowings under the facility financed the acquisition of certain cable television assets in North Carolina (see acquisition note above). Interest on the $20,000,000 outstanding are payable at specified margins over either LIBOR or the rate of interest publicly announced in New York City by The Chase Manhattan Bank from time to time as its prime commercial lending rate. The margins vary based on the Company's total leverage ratio, as defined, at the time of an advance. Currently interest is payable at LIBOR plus 2.75%.




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

     On June 23, 1997, the 1994 Credit Facility was repaid in full and the 1994 Credit Facility was terminated.



















                                      F-14


                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      OTHER NOTES PAYABLE

     Other Notes payable consists of the following at December 31:

                                                                                  1997                     1998
                                                                                  ----                     ----
         Promissory note in consideration for acquisition of a cable television system, accruing interest at 10% per annum on principal and accrued interest which is added to principal on certain specified dates;
         interest became payable on January 1, 1998 and the
         principal is payable in full on August 20, 2000.                       $2,036,765               $2,036,765



         Non-interest bearing promissory notes issued in connection with the acquisitions of the internet businesses. Principal payments are due in
         January, February, March of each year and continue quarterly thereafter through June, 2001. Such notes are reported net of imputed interest of
         $146,441 computed at 9% per annum. (see Note 6).                              -0-                1,021,474




         Installment notes, collateralized by vehicles and other equipment and payable in monthly installments, at interest rates between 5.5% to
         14.25% per annum, through January, 2003.                                1,028,089                1,549,139
                                                                                 ---------                ---------


                                                                                $3,064,854               $4,607,378
                                                                                 ---------                ---------
                                                                                 ---------                ---------







                                      F-15

                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  (CONTINUED)

     Principal payments due on the above notes payable are summarized as follows at December 31, 1998:

               YEAR ENDING DECEMBER 31                                     AMOUNT
               -----------------------                                     ------
               1999                                                    $1,033,597
               2000                                                     3,002,082
               2001                                                       419,965
               2002                                                       136,228
               2003                                                        15,506
                                                                       ----------
                                                                       $4,607,378
                                                                       ----------

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

     On April 8, 1996, the existing limited partners of the Company exchanged (the "Exchange") their limited partnership interests in the Company for all Class A Common Limited Partnership Interests and Preferred Partnership Interests in Helicon Partners I, L.P. ("HPI"). As a result of this Exchange, the Company became 99% owned by HPI (HPI now owns all of the limited partnership interests in the Company) and Baum Investments, Inc., which continues to be the general partner of the Company and to own a 1.00% general partnership interest in the Company. The previous limited partners of the Company presently own 100% of the limited partner interests of HPI, subject to dilution upon exercise of the warrants of HPI that it issued to third party investors in connection with the Exchange.




                                      F-16
                                                                     (Continued)

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                              INCORPORATED ENTITIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS
     The Partnership leases telephone and utility poles on an annual basis. The leases are self-renewing. Pole rental expense for the years ended December 31, 1996, 1997 and 1998 was $508,669, $543,679 and $585,896, respectively.

     In connection with certain lease and franchise agreements, the Partnership, from time to time, issues security bonds.

     The Partnership utilizes certain office space under operating lease agreements, which expire at various dates through August 2013 and contain renewal options. At December 31, 1998 the future minimum rental commitments under such leases were as follows:


                  YEAR ENDING DECEMBER 31                                       AMOUNT
                  -----------------------                                       ------
                  1999                                                        $124,117
                  2000                                                         113,673
                  2001                                                         118,455
                  2002                                                         123,477
                  2003                                                         125,755
                  Thereafter                                                 1,110,516
                                                                            ----------
                  TOTAL                                                     $1,715,993
                                                                            ----------


     Rent expense was $92,512 in 1996, $118,625 and $169,316 in 1998.

13.  SUBSEQUENT EVENTS
     On January 5, 1999, the Company entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the 1999 Credit Facility). The Facility is non-amortizing and is due January 5, 2003. Initial borrowings of $7,000,000 under this Facility financed the acquisition of certain cable television assets in North Carolina (see below).

     On February 19,1999, the Company borrowed the remainder $5,000,000 available under the 1999 Credit Facility. Interest on the $12,000,000 is payable at LIBOR plus a 4.5% margin, per annum.

     On January 7, 1999, the Company acquired the cable television systems, serving approximately 4,350 subscribers in the North Carolina counties of Carter, Johnson and Unicol. The aggregate purchase price was approximately $5,612,389 and was allocated to the net assets acquired, which included property and equipment and intangible assets.

     On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the "Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.