Form 10-Q
period 1999-03-31
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1999-05-13
CIK 915767, 915772

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

THE NUMBER OF SHARES OUTSTANDING OF THE COMMON STOCK OF HELICON CAPITAL CORP., AS OF MAY 13, 1999: 100.
--------------------------------------------------------------------------------

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY

                                      INDEX

PART I.                        FINANCIAL INFORMATION                        PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1998 AND MARCH 31, 1999
 (UNAUDITED)                                                                                              3


UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
ENDED MARCH 31, 1998 AND 1999                                                                             4


UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 1999                                                                         5


UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH
PERIODS ENDED MARCH 31, 1998 AND 1999                                                                     6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                            7-8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9-12


PART II.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 - K                                                      13


SIGNATURE PAGE                                                                                            14

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                      Condensed Consolidated Balance Sheet

                                                              DECEMBER 31, 1998 (A)  MARCH 31, 1999
                                                              ---------------------  --------------
                                                                                       (UNAUDITED)
          ASSETS
Cash and cash equivalents                                          $   3,200,791    $  10,833,037
Receivables from subscribers                                           1,078,647        1,006,505
Prepaid expenses and other assets                                      1,607,984        1,681,298
Property, plant and equipment, net                                    35,913,816       37,157,205
Intangible assets and deferred costs, net                             27,705,114       30,078,349
Due from affiliates                                                      250,174          245,077
                                                                   -------------    -------------

                          Total assets                             $  69,756,526    $  81,001,471
                                                                   =============    =============

         LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
     Accounts payable                                              $   5,144,994    $   3,353,774
     Accrued expenses                                                    870,870          484,942
     Subscriptions received in advance                                   397,346          479,890
     Accrued interest                                                  2,163,208        5,443,427
     Due to principal owner                                            5,000,000        5,000,000
     Senior secured notes                                            115,000,000      115,000,000
     Loans payable to banks                                           20,266,922       20,264,288
     Senior subordinated loans payable to banks                             --         12,000,000
     Other notes payable                                               4,607,378        4,466,167
     Due to affiliates                                                   442,639          412,113
                                                                   -------------    -------------

                       Total liabilities                             153,893,357      166,904,601
                                                                   -------------    -------------

Partners' deficit:

     Accumulated partners' deficit                                   (84,135,831)     (85,902,130)
     Less capital contribution receivable                                 (1,000)          (1,000)
                                                                   -------------    -------------
                    Total partners' deficit                          (84,136,831)     (85,903,130)
                                                                   -------------    -------------

                         Total liabilities and partners' deficit   $  69,756,526    $  81,001,471
                                                                   =============    =============

(a) Balance Sheet at December 31, 1998 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
            Unaudited Condensed Consolidated Statement of Operations
            for the Three-Month Periods Ended March 31, 1998 and 1999

                                                      1998             1999
                                                  ------------     ------------
Revenues                                          $ 11,811,381     $ 13,610,948
                                                  ------------     ------------

Operating expenses:
     Operating expenses                              3,490,523        4,416,743
     General and administrative expenses             1,948,651        2,107,725
     Marketing expenses                                389,977          739,709
     Depreciation and amortization                   2,830,270        3,276,806
     Management fee charged by affiliate               590,568          680,550
     Corporate and other expenses                       45,001           78,477
                                                  ------------     ------------
         Total operating expenses                    9,294,990       11,300,010
                                                  ------------     ------------

        Operating income                             2,516,391        2,310,938
                                                  ------------     ------------

Interest expense                                    (3,839,805)      (4,118,364)
Interest income                                         23,412           41,127
                                                  ------------     ------------
                                                    (3,816,393)      (4,077,237)
                                                  ------------     ------------

        Net loss                                  ($ 1,300,002)    ($ 1,766,299)
                                                  ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                 for the Three-Month Period Ended March 31, 1999

                                         Partners' deficit
                                 ---------------------------------     Capital
                                   General           Limited         Contribution
                                   Partners          Partners         Receivable          Total
                                 ------------      ------------      ------------      ------------
Balance at December 31, 1998     ($   474,830)      (83,661,001)           (1,000)     ($84,136,831)

Net loss                              (17,663)       (1,748,636)             --          (1,766,299)
                                 ------------      ------------      ------------      ------------

Balance at March 31, 1999        ($   492,493)      (85,409,637)           (1,000)     ($85,903,130)
                                 ============      ============      ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
            Unaudited Condensed Consolidated Statement of Cash Flows
            for the Three-Month Periods Ended March 31, 1998 and 1999

                                                                              1998           1999
                                                                          ------------   ------------
   Net loss                                                               ($ 1,300,002)  ($ 1,766,299)
                                                                          ------------   ------------
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                     2,830,270      3,276,806
           Gain on sale of equipment                                            (1,498)        (6,000)
           Amortization of debt discount and deferred financing costs           30,000         45,000
           Change in operating assets and liabilities:
                Decrease in receivables from subscribers                       250,611         98,569
                Increase in prepaid expenses and other assets                 (414,647)       (69,959)
                Increase in financing costs incurred                              --         (240,000)
                Decrease in accounts payable and accrued expenses             (577,052)    (2,198,833)
                Increase in subscriptions received in advance                   37,869         82,545
                Increase in accrued interest                                 3,156,835      3,280,219
                                                                          ------------   ------------
                        Total adjustments                                    5,312,388      4,268,347
                                                                          ------------   ------------
                        Net cash provided by operating activities            4,012,386      2,502,048
                                                                          ------------   ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                 (965,924)    (1,255,338)
   Proceeds from sales of equipment                                             91,128          6,000
   Cash paid for net assets of cable television systems acquired                  --       (5,228,097)
   Increase in intangible assets and deferred costs                               --         (159,195)
                                                                          ------------   ------------
                        Net cash used in investing activities                 (874,796)    (6,636,630)
                                                                          ------------   ------------

Cash flows from financing activities:
   Proceeds from senior subordinated bank loans                                   --       12,000,000
   Repayment of bank loans                                                      (2,511)        (2,633)
   Repayment of other notes payable                                           (135,934)      (205,110)
   Advances to affiliates                                                     (482,097)      (955,462)
   Repayments of advances to affiliates                                        601,133        930,033
                                                                          ------------   ------------

                        Net cash (used) provided by financing activities       (19,409)    11,766,828
                                                                          ------------   ------------
                        Net increase in cash and cash equivalents            3,118,181      7,632,246

Cash and cash equivalents at beginning of period                             3,693,625      3,200,791
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $  6,811,806   $ 10,833,037
                                                                          ============   ============

Supplemental cash flow information:
   Interest paid                                                          $    652,970   $    793,146
                                                                          ============   ============

   Other non-cash items:
       Acquisition of property, plant and equipment through issuance
          of other notes payable                                          $     17,686   $     63,898
                                                                          ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 1998 and 1999

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

       The Partnership is in the process of applying for certification as a competitive local exchange carrier ("CLEC") in several states. At this time, the Partnership does not provide any common carrier services as a CLEC.

       On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.

(2)    BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned incorporated entity, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's consolidated financial position as at March 31, 1999, and their results of operations and cash flows for the three-month periods ended March 31, 1998 and 1999. Information included in the condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission. The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1998 Form 10-K.

       HCC had nominal assets as of March 31, 1999 and had no operations from the date of incorporation to March 31, 1999. All intercompany accounts have been eliminated in consolidation. The results of operations for the three-month periods ended March 31, 1998 and 1999 are not necessarily indicative of the results for a full year.

       Helicon OnLine operations are included in the Partnership's consolidated financial statements effective on June 29,1998.

(3)    OTHER EVENTS

       On January 5, 1999, the Company entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC ("the 1999 Credit Facility"). The Facility is non-amortizing and is due January 5, 2003. Initial borrowings of $7,000,000 under this Facility financed the acquisition of certain cable television assets in North Carolina (see below). On February 19, 1999, the Company borrowed the remainder $5,000,000 available under the 1999 Credit Facility. Interest on the $12,000,000 is payable at 11.5% per annum.

       On January 7, 1999, the Company acquired the cable television systems, serving approximately 4,350 subscribers in the North Carolina counties of Carter, Johnson and Unicol. The aggregate purchase price was approximately $5,228,097 and was allocated to the net assets acquired, which included property and equipment and intangible assets.

       On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.

                    THE HELICON GROUP, L.P. AND WHOLLY OWNED
                               INCORPORATED ENTITY
                             MARCH 31, 1998 AND 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Helicon Group, L.P. (the "Partnership") incurred a net loss for the three months ended March 31, 1998 and 1999, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

         RECENT CABLE REGULATORY DEVELOPMENTS.

         On March 29,1999, the Federal Communications Commission ("FCC") adopted its report and order regarding its final rules regulating cable television service and cable system operators to the Communications Act of 1934, as amended, ("Communications Act"). The order provides that the commission's authority to regulate Cable Programming Service Tier ("CPST") rates will sunset for cable programming services provide after March 31, 1999, amongst other provisions. The FCC continues to remain on a regulatory approach of strongly encouraging and supporting competition to cable television. While the Company anticipates additional legislative and regulatory developments and changes, the precise nature of these changes and their impact on the cable industry and the Company cannot be accurately predicted at this time.

The Partnership is in the process of applying for certification as a competitive local exchange carrier ("CLEC") in several states. At this time, the Partnership does not provide any common carrier services as a CLEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

         REVENUES. Revenues increased $1,799,567 or 15.2% to $13,610,948. Approximately 50% of the increase in revenues was attributed to the inclusion of the dial-up internet access provider business ("ISP business") as of June 29, 1998 and approximately 15% was attributed to the January 7, 1999 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the ISP business, the average monthly cable revenue per basic subscriber increased from $40.12 in the 1998 period to $41.18 in the 1999 period. The $1.06 increase reflected primarily i) an increase of $1.36 in basic revenues; ii) an increase of $0.15 due to the new program services; iii) a decrease of $0.29 in advertising revenue; iv) a decrease of $0.01 in premium subscription revenue; and v) a decrease of $0.15 in other services, which includes private data network systems and paging.

         OPERATING, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, marketing, general and administrative expenses increased $1,435,026 or 24.6% to $7,264,177. Approximately 65% of the increase in expenses was attributed to the ISP business and approximately 20% attributed to the North Carolina cable television system acquisition, additional expenses for new and expanded programming services and private data network services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 49.4% in 1998 to 53.4% in 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $446,536 or 15.8% to $3,276,806, primarily as a result of $266,263 higher depreciation charges relating to the ISP business, the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $180,273 higher amortization expense all attributed to the ISP business and the North Carolina acquisition.

         MANAGEMENT FEE CHARGED BY AFFILIATE. Management fee expenses increased $89,982 or 15.2% to $680,550 consistent with the increase in revenues.

         CORPORATE AND OTHER EXPENSES. Corporate and other expenses increased $33,476 or 74.4% to $78,477.

         OPERATING INCOME. Operating income for the three months ended March 31, 1999 decreased $205,453 or 8.2% to $2,310,938 from the $2,516,391 operating income in the comparable 1998 period. The reduction in operating results was due to higher non-cash expenses for depreciation and amortization offset in part by the increase in revenues.

         INTEREST EXPENSE. Interest expense increased $278,559 or 7.3% to $4,118,364 primarily due to interest expense associated with the debt for the North Carolina acquisition.

         INTEREST INCOME. Interest income increased $17,715 or 75.7% to $41,127 primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. On June 26, 1997, the Company entered into a new credit facility ("the 1997 Credit Facility") with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at March 31, 1999, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility were used to acquire certain cable television assets in North Carolina. On January 5, 1999, the 1997 Credit Facility was restated and amended. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $264,288 was outstanding at March 31, 1999. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. On January 5, 1999, the Company entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the 1999 Credit Facility), all of which was outstanding at March 31, 1999, due January 5, 2003, bearing interest at 11.5% and secured by all the assets of the Company . (See Credit Agreements of the Partnership, below).

The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

         Cash flows provided by operating activities amounted to $4,012,386 and $2,502,048 for the three-month periods ended March 31, 1998 and 1999, respectively. The decrease in cash generated from operations in the 1999 period compared to the 1998 period resulted primarily from changes in working capital items and the $240,000 in financing costs incurred in 1999 associated with the 1999 Credit Facility.

         Net cash used in investing activities amounted to $874,796 and $6,636,630 for the three month periods ended March 31, 1998 and 1999, respectively, and included the following:

         o In the 1998 period, the Partnership incurred $965,924 in capital expenditures related to the expansion and rebuilding of the systems and received $91,128 in proceeds from sales of equipment in the ordinary course of business.

         o In the 1999 period, the Partnership incurred $1,255,338 in capital expenditures related to the expansion and rebuilding of the systems, paid $5,228,097 in connection with the acquisition of a cable television system and incurred $159,195 in other deferred costs.

Net cash used in financing activities amounted to $19,409 in the three months ended March 31, 1998 and net cash provided by financing activities amounted to $11,766,828 for the three months ended March 31, 1999 which included the following:

         o In the 1998 and 1999 period, the Partnership made repayments of notes payable in the amounts of $135,934 and $205,110 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

         o In the 1999 period, the Partnership borrowed $12,000,000 from a bank.

         o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

         CREDIT AGREEMENTS OF THE PARTNERSHIP. On March 31, 1999, the Partnership had cash and cash equivalents of $10,833,037 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company, as restated and amended on January 5, 1999;
(iii) the 1999 Credit Facility with a bank which consisted of a $12,000,000 senior subordinated loan facility due January 5, 2003 all of which was outstanding, bearing interest at 11.5% secured by all the assets of the Company;
(iv) the 10% Note due August 20, 2000 to Simmons Communications Company, L.P. in the amount of $2,036,765 (the original principal amount plus accrued interest thereon through September 30, 1997); (v) $5,000,000 principal amount in favor of Mr. Baum pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (vi) $285,000 loan facility from a bank, of which $264,288 was outstanding, bearing interest at Prime Plus 1.0%, due March 1, 2012, used to finance the Company's new office building in Vermont; (vii) $ 933,346 non-interest bearing promissory notes issued in connection with the acquisition of the internet business which was assumed by the Company on June 29,1998, and are reported net of imputed interest of $126,402; (viii) $1,496,056 of certain other equipment credit facilities with various due dates not exceeding five years.

         The Partnership believes that available working capital and cash flows generated from operations will be sufficient to allow it to meet its planned capital expenditures and meet its debt obligations and cover its short-term liquidity needs. Also, while the Partnership presently sees no reason to do so, it could adjust scheduled capital expenditures if the Partnership's liquidity position so warrants.

         On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in HPI entered into a purchase agreement by and among Charter Communications, Inc, Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with THGLP and HPI Acquisition Co, LLC to the Charter Entities. The sale price is $550 million which amount will be reduced by any outstanding indebtedness assumed by the Charter Entities.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

(a) Exhibits
Exhibit No.       Description of Exhibit
-----------       ----------------------

10.24 Amendment No. 1, dated as of January 5, 1999, to the Loan Agreement dated as Of June 26, 1997 by and among the Company and Banque Paribas (currently known as Paribas), and The Lenders Thereto.

10.25 Senior Subordinated Loan Agreement dated as of January 5, 1999 by and among the Company and Various Lenders.

10.26 Purchase Agreement dated as of March 22, 1999, by and among Charter Communications, Inc., a Delaware corporation, Charter Communications LLC, a Delaware limited liability company, Charter Helicon, LLC, a Delaware limited liability company, Helicon Partners I, L. P. , a Delaware limited partnership, Baum Investments, Inc., a Delaware corporation, and the Limited Partners of Helicon Partners I, L. P.

(b) CURRENT REPORTS ON FORM 8 - K

                  NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1999                    THE HELICON GROUP, L.P.
                                        (Registrant)


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


                                        HELICON CAPITAL CORP.
                                        Name: Herbert J. Roberts


Dated:  May 13, 1999                    By: /s/ HERBERT J. ROBERTS
                                            ---------------------------------
                                        Name: Herbert J. Roberts
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)