Form 10-Q
period 1999-06-30
HELICON GROUP LP; HELICON CAPITAL CORP
filed 1999-08-16
CIK 915767, 915772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ______________

                         Commission file number 33-72468
                                                33-72468-01

                             THE HELICON GROUP, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                       4841                    22-3248703
(State or other jurisdiction      (Primary Standard           (I.R.S. Employer
     of incorporation or      Industrial Classification      Identification No.)
        organization)                Code Number)

                              HELICON CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                        4841                    22-3248702
(State or other jurisdiction      (Primary Standard           (I.R.S. Employer
     of incorporation or      Industrial Classification      Identification No.)
        organization)                Code Number)

                       12444 Powerscourt Drive, Suite 100
                           St. Louis, Missouri 63131
                                 (314) 965-0555
               (Address, including Zip Code and telephone number,
        including area code, of registrants' principal executive offices)

   Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares outstanding of the common stock of Helicon Capital Corp., as of July 30, 1999: 100.
--------------------------------------------------------------------------------

                     THE HELICON GROUP, L.P. AND SUBSIDIARY

                                      INDEX

PART I.                       FINANCIAL INFORMATION                         PAGE
                                                                            ----
Condensed Consolidated Balance Sheets as at December 31,
1998 and June 30, 1999 (Unaudited)                                             3

Unaudited Condensed Consolidated Statements of Operations
for the three-month and six-month periods ended June 30,
1998 and 1999                                                                  4

Unaudited Condensed Consolidated Statement of Changes in
Partners' Deficit for the six month periods ended June 30,
1998 and 1999                                                                  5

Unaudited Condensed Consolidated Statements of Cash Flows
for the six-month periods ended June 30, 1998 and 1999                         6

Notes to Unaudited Condensed Consolidated Financial
Statements                                                                     7

Separate financial statements of Helicon Capital Corp. as co-issuer of the 11% senior notes due 2003 have not been presented herein because this entity has no operations and substantially no assets or equity.

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   8-11

PART II.                         OTHER INFORMATION

Items 1.-4.       None                                                        --

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K                            12

Signature Page                                                                13

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet

                                                                 December 31, 1998(a)   June 30, 1999
                                                                                         (Unaudited)
                                                                 --------------------   -------------
          Assets

Cash and cash equivalents                                               $3,200,791         $6,081,861
Receivables from subscribers                                             1,078,647          1,268,919
Prepaid expenses and other assets                                        1,607,984          1,120,988
Property, plant and equipment, net                                      35,913,816         36,662,570
Intangible assets and deferred costs, net                               27,705,114         28,845,384
Due from affiliates                                                        250,174            519,959
                                                                     -------------      -------------

                Total assets                                           $69,756,526        $74,499,681
                                                                     =============      =============

         Liabilities and Partners' Deficit
Liabilities:
     Accounts payable                                                   $5,144,994         $1,183,198
     Accrued expenses                                                      870,870          1,521,574
     Subscriptions received in advance                                     397,346            338,827
     Accrued interest                                                    2,163,208          2,277,653
     Due to principal owner                                              5,000,000          5,000,000
     Senior secured notes                                              115,000,000        115,000,000
     Loans payable to banks                                             20,266,922         20,261,571
     Senior subordinated loans payable to banks                                 --         12,000,000
     Other notes payable                                                 4,607,378          4,276,549
     Due to affiliates                                                     442,639                 --
                                                                     -------------      -------------

             Total liabilities                                         153,893,357        161,859,372
                                                                     -------------      -------------

Partners' deficit:

     Accumulated partners' deficit                                     (84,135,831)       (87,358,691)
     Less capital contribution receivable                                   (1,000)            (1,000)
                                                                     -------------      -------------
          Total partners' deficit                                      (84,136,831)       (87,359,691)
                                                                     -------------      -------------

                       Total liabilities and partners' deficit         $69,756,526        $74,499,681
                                                                     =============      =============

(a) Balance Sheet at December 31, 1998 has been derived from Audited Consolidated Financial Statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
            Unaudited Condensed Consolidated Statement of Operations for the Three-Month and Six-Month Periods Ended June 30, 1998 and 1999

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                               1998            1999            1998            1999
                                           ------------    ------------    ------------    ------------
Revenues                                    $12,052,566     $13,947,624     $23,863,947     $27,558,572
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Operating expenses                       3,605,556       4,235,270       7,096,079       8,652,013
     General and administrative expenses      1,874,650       2,323,514       3,823,301       4,431,240
     Marketing expenses                         356,085         381,949         746,062       1,121,658
     Depreciation and amortization            2,900,557       3,222,118       5,730,827       6,498,924
     Management fee charged by affiliate        602,622         697,374       1,193,190       1,377,924
     Corporate and other expenses                46,500         396,602          91,501         475,079
                                           ------------    ------------    ------------    ------------
         Total operating expenses             9,385,970      11,256,827      18,680,960      22,556,838
                                           ------------    ------------    ------------    ------------

        Operating income                      2,666,596       2,690,797       5,182,987       5,001,734
                                           ------------    ------------    ------------    ------------

Interest expense                             (3,835,363)     (4,194,991)     (7,675,168)     (8,313,355)
Interest income                                  13,008          47,634          36,420          88,761
                                           ------------    ------------    ------------    ------------
                                             (3,822,355)     (4,147,357)     (7,638,748)     (8,224,594)
                                           ------------    ------------    ------------    ------------

        Net loss                            ($1,155,759)    ($1,456,560)    ($2,455,761)    ($3,222,860)
                                           ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
   Unaudited Condensed Consolidated Statement of Changes in Partners' Deficit
                  for the Six-Month Period Ended June 30, 1999

                                   Partners' deficit
                                -----------------------
                                                               Capital
                                General         Limited      Contribution
                                Partners       Partners       Receivable         Total
                                --------       --------       ----------         -----
Balance at December 31, 1998    ($474,830)   ($83,661,001)        ($1,000)   ($84,136,831)

Net loss                          (32,229)     (3,190,631)             --      (3,222,860)
                               ----------    ------------    ------------    ------------

Balance at June 30, 1999        ($507,059)   ($86,851,632)        ($1,000)   ($87,359,691)
                               ==========    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
            Unaudited Condensed Consolidated Statement of Cash Flows
             for the Six-Month Periods Ended June 30, 1998 and 1999

                                                                             1998            1999
                                                                        ------------    ------------
Net loss                                                                 ($2,455,761)    ($3,222,860)
                                                                        ------------    ------------
Adjustments to reconcile net loss to net cash provided
   by operating activities:
        Depreciation and amortization                                      5,730,827       6,498,924
        Gain on sale of equipment                                             (1,498)         (6,000)
        Amortization of debt discount and deferred financing costs            60,000          90,000
        Change in operating assets and liabilities net of acquisitions:
            Increase in receivables from subscribers                         (24,812)       (163,845)
            (Increase) decrease in prepaid expenses and other assets        (333,112)        490,351
            Decrease in accounts payable and accrued expenses               (287,526)     (3,332,777)
            Decrease in subscriptions received in advance                   (214,420)        (58,518)
            (Decrease) increase in accrued interest                           (5,910)        114,445
                                                                        ------------    ------------
                Total adjustments                                          4,923,549       3,632,580
                                                                        ------------    ------------
                Net cash provided by operating activities                  2,467,788         409,720
                                                                        ------------    ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                             (2,203,681)     (2,622,059)
   Proceeds from sales of equipment                                           91,128           6,000
   Cash paid for net assets of cable television systems acquired                  --      (5,228,097)
   Increase in intangible assets and deferred costs                          (15,781)       (172,340)
                                                                        ------------    ------------
                   Net cash used in investing activities                  (2,128,334)     (8,016,496)
                                                                        ------------    ------------

Cash flows from financing activities:
   Deferred financing costs incurred                                              --        (240,000)
   Proceeds from senior subordinated bank loans                                   --      12,000,000
   Repayment of bank loans                                                    (4,834)         (5,351)
   Repayment of other notes payable                                         (236,257)       (554,379)
   Advances to affiliates                                                 (2,316,708)     (2,294,303)
   Repayments of advances to affiliates                                    1,541,467       1,581,879
                                                                        ------------    ------------

                   Net cash (used in) provided by financing activities    (1,016,332)     10,487,846
                                                                        ------------    ------------
                   Net (decrease) increase in cash and cash equivalents     (676,878)      2,881,070

Cash and cash equivalents at beginning of period                           3,693,625       3,200,791
                                                                        ------------    ------------
Cash and cash equivalents at end of period                                $3,016,747      $6,081,861
                                                                        ============    ============

Supplemental cash flow information:
   Interest paid                                                          $7,621,078      $8,108,906
                                                                        ============    ============

Other non-cash items:
   Acquisition of property, plant and equipment through issuance
          of other notes payable                                            $382,626        $223,550
                                                                        ============    ============
   Net assets of internet business transferred to affiliate through
          an intercompany loan                                           ($1,553,565)       $     --
                                                                        ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 1998 and 1999

(1)   Organization and Nature of Business

      The Helicon Group, L.P. (the "Partnership"), a Delaware limited partnership, operates in one business segment offering cable television services in the states of Pennsylvania, West Virginia, North Carolina, Louisiana, Vermont and New Hampshire. The Partnership also offers advanced services, such as paging, high speed Internet access via cable modems, and private data networks as well as dial up Internet services.


(2)   Basis of Presentation

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Partnership and its wholly owned subsidiary, Helicon Capital Corp. ("HCC"), reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Partnership's consolidated financial position as of June 30, 1999, and their results of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and 1999. Information included in the condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated balance sheet in the Partnership's and HCC's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission.

      The unaudited consolidated financial statements and these notes have been condensed; therefore, they do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and the other information in the 1998 Form 10-K.

      HCC had nominal assets as of June 30, 1999 and had no operations from the date of incorporation to June 30, 1999. All intercompany accounts have been eliminated in consolidation. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1999 are not necessarily indicative of the results for a full year.

      Helicon OnLine operations are included in the Partnership's consolidated financial statements effective on June 29,1998.

(3)   Other Events

      On January 5, 1999, the Partnership entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the "1999 Credit Facility"). The 1999 Credit Facility is non-amortizing and is due January 5, 2003. Initial borrowings of $7,000,000 under the 1999 Credit Facility financed the acquisition of certain cable television assets in North Carolina. On February 19, 1999, the Parntership borrowed the remaining $5,000,000 available under the 1999 Credit Facility. Interest is payable at 11.5% per annum.

(4)   Subsequent Event

      On July 30, 1999, Charter-Helicon, LLC ("Charter-Helicon"), acquired a 1% interest in the Partnership previously owned by Baum Investments, Inc. and became the General Partner of the Partnership. Concurrently, Charter-Helicon and Charter Communications, LLC ("CC-LLC"), parent of Charter- Helicon, acquired all of the partnership interests of Helicon Partners I, L.P. These transactions are collectively referred to as the "Helicon/Charter Deal" herein. All debt, except for the 11% Senior Secured Notes due 2003 and certain equipment credit facilities, was extinguished in connection with the Helicon/Charter Deal. Effective with this change of ownership, the Partnership will be managed by Charter Investment, Inc.

                     THE HELICON GROUP, L.P. AND SUBSIDIARY
                             June 30, 1998 and 1999

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Helicon Group, L.P. (the "Partnership") incurred a net loss for the six months ended June 30, 1998 and 1999, respectively. The principal items contributing to the Partnership's net losses are the high level of expenses relating to depreciation, amortization and interest. These expenses are the result of capital expenditures related to continued expansion and rebuilding of the systems, the Partnership's acquisitions and its financing activities. The Partnership believes that recurring net losses are common for cable television companies and expects that such net losses will continue. The Partnership believes that available working capital and cash flows generated from operations will be sufficient to meet its operating needs and future commitments. See "Liquidity and Capital Resources" below.

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

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

      Revenues. Revenues increased $3,694,625 or 15.5% to $27,558,572. Approximately 50% of the increase in revenues was attributed to the inclusion of the dial-up internet access provider business ("ISP business") as of June 29, 1998 and approximately 25% was attributed to the January 7, 1999 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the ISP business, the average monthly cable revenue per basic subscriber increased from $40.37 in the 1998 period to $42.51 in the 1999 period. The $2.14 increase reflected primarily i) an increase of $2.13 in basic revenues; ii) an increase of $0.24 due to the new program services; iii) a decrease of $0.21 in advertising revenue; iv) a increase of $0.05 in premium subscription revenue; and v) a decrease of $0.07 in other services, which includes private data network systems and paging.

      Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $2,539,469 or 21.8% to $14,204,911. Approximately 70% of the increase in expenses was attributed to the ISP business and approximately 25% attributed to the North Carolina cable television system acquisition, additional expenses for new and expanded programming services and private data network services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 48.9% in 1998 to 51.5% in 1999.

      Depreciation and Amortization. Depreciation and amortization expenses increased $768,097 or 13.4% to $6,498,924, primarily as a result of $554,795 higher depreciation charges relating to the ISP business, the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $213,302 higher amortization expense all attributed to the ISP business and the North Carolina acquisition.

      Management Fee Charged by Affiliate. Management fee expenses increased $184,734 or 15.5% to $1,377,924 consistent with the increase in revenues.

      Corporate and other expenses. Corporate and other expenses increased $383,578 or 419.2% to $475,079 all due to employee severance and other costs related to the sale of the partnership interests.

      Operating Income. Operating income for the six months ended June 30, 1999 decreased $181,253 or 3.5% to $5,001,734 from the $5,182,987 operating income in the comparable 1998 period. The reduction in operating results was due to employee severance and other costs related to the sale of the partnership interests offset in part by the increase in revenues.

      Interest Expense. Interest expense increased $638,187 or 8.3% to $8,313,355 primarily due to interest expense associated with the debt for the North Carolina acquisition.

      Interest Income. Interest income increased $52,341 or 143.7% to $88,761 primarily due to higher average cash balances.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

      Revenues. Revenues increased $1,895,058 or 15.7% to $13,947,624. Approximately 50% of the increase in revenues was attributed to the inclusion of the dial-up internet access provider business ("ISP business") as of June 29, 1998 and approximately 25% was attributed to the January 7, 1999 acquisition of a cable television system in North Carolina. The balance of the increase was primarily due to higher basic service and new program service rates. Excluding the effects of the ISP business, the average monthly cable revenue per basic subscriber increased from $40.82 in the 1998 period to $43.02 in the 1999 period. The $2.20 increase reflected primarily i) an increase of $2.19 in basic revenues; ii) an increase of $0.24 due to the new program services; iii) a decrease of $0.17 in advertising revenue; iv) a increase of $0.04 in premium subscription revenue; and v) a decrease of $0.10 in other services, which includes private data network systems and paging.

      Operating, Marketing, General and Administrative Expenses. Operating, marketing, general and administrative expenses increased $1,104,442 or 18.9% to $6,940,733. Approximately 75% of the increase in expenses was attributed to the ISP business and approximately 20% attributed to the North Carolina cable television system acquisition, additional expenses for new and expanded programming services and private data network services. The balance of the increase in expenses was consistent with the growth in revenues, coupled with general cost increases. As a percentage of revenues, operating, marketing, general and administrative expenses increased from 48.4% in 1998 to 49.8% in 1999.

      Depreciation and Amortization. Depreciation and amortization expenses increased $321,561 or 11.1% to $3,222,118, primarily as a result of $288,532 higher depreciation charges relating to the ISP business, the North Carolina acquisition and ongoing capital expenditures in the other cable systems; and, $33,029 higher amortization expense all attributed to the ISP business and the North Carolina acquisition.

      Management Fee Charged by Affiliate. Management fee expenses increased $94,752 or 15.7% to $697,374 consistent with the increase in revenues.

      Corporate and other expenses. Corporate and other expenses increased $350,102 or 752.9% to $396,602 all due to employee severance and other costs related to the sale of the partnership interests.

      Operating Income. Operating income for the three months ended June 30, 1999 increased $24,201 or .9% to $2,690,795 from the $2,666,596 operating income in the comparable 1998 period. The improvement in operating results was due to the increase in revenues offset in part by the employee severance and other costs related to the sale of the partnership interests.

      Interest Expense. Interest expense increased $359,628 or 9.4% to $4,194,991 primarily due to interest expense associated with the debt for the North Carolina acquisition.

      Interest Income. Interest income increased $34,626 or 266.2% to $47,634 primarily due to higher average cash balances.

Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of the cable plant as well as for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through cash provided from operating activities. The general availability of bank financing has been variable over recent years. On June 26, 1997, the Company entered into a new credit facility (the "1997 Credit Facility") with a new bank consisting of $20,000,000 senior secured term loan facility due November 1, 2000, bearing interest at LIBOR plus 2.75%, under which $20,000,000 was outstanding at June 30, 1999, secured by all the assets of the Company. The proceeds of the 1997 Credit Facility were used to acquire certain cable television assets in North Carolina. On January 5, 1999, the 1997 Credit Facility was restated and amended. On February 24, 1997, the Company entered into a $285,000 loan agreement with a new bank, under which $261,571 was outstanding at June 30, 1999. The proceeds of this new loan were used to construct the Company's new office building in Vermont which secures the loan. On January 5, 1999, the Company entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the "1999 Credit Facility"), all of which was outstanding at June 30, 1999, due January 5, 2003, bearing interest at 11.5% and secured by all the assets of the Company. The proceeds were used for acquisitions and working capital requirements. (See Credit Agreements of the Partnership, below).

The Company operates at low and sometimes negative working capital levels. This is primarily due to account payable balances, which often include significant amount of capital expenditures. Such payables are paid when due from available cash balances, including cash generated from operations up to the date of payment.

      Cash flows provided by operating activities amounted to $2,467,788 and $409,720 for the six-month periods ended June 30, 1998 and 1999, respectively. The decrease in cash generated from operations in the 1999 period compared to the 1998 period resulted primarily from changes in working capital items.

      Net cash used in investing activities amounted to $2,128,334 and $8,016,496 for the six month periods ended June 30, 1998 and 1999, respectively, and included the following:

      o In the 1998 period, the Partnership incurred $2,203,681 in capital expenditures related to the expansion and rebuilding of the systems and received $91,128 in proceeds from sales of equipment in the ordinary course of business.

      o In the 1999 period, the Partnership incurred $2,622,059 in capital expenditures related to the expansion and rebuilding of the systems, paid $5,228,097 in connection with the acquisition of a cable television system and incurred $172,340 in other deferred costs.

Net cash used in financing activities amounted to $1,016,332 in the six months ended June 30, 1998 and net cash provided by financing activities amounted to $10,487,846 for the six months ended June 30, 1999 which included the following:

      o In the 1998 and 1999 period, the Partnership made repayments of notes payable in the amounts of $236,257 and $554,379 respectively, which represented principal repayments under the Partnership's equipment credit facilities.

      o In the 1999 period, the Partnership borrowed $12,000,000 from a bank.

      o Advances to other affiliates and repayments of such advances result from management fees and other reimbursable expenses.

      Credit Agreements of the Partnership. On June 30, 1999, the Partnership had cash and cash equivalents of $6,081,861 and the following credit arrangements: (i) $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003; (ii) the 1997 Credit Facility with a bank which consisted of a $20,000,000 senior secured term loan facility due November 1, 2000 all of which was outstanding, bearing interest at LIBOR plus 2.75% secured by all the assets of the Company, as restated and amended on January 5, 1999; (iii) the 1999 Credit Facility with a bank which consisted of a $12,000,000 senior subordinated loan facility due January 5, 2003 all of which was outstanding, bearing interest at 11.5% secured by all the assets of the Company; (iv) the 10% Note due August 20, 2000 to Simmons Communications Company, L.P. in the amount of $2,036,765 (the original principal amount plus accrued interest thereon through September 30, 1997); (v) $5,000,000 principal amount in favor of Mr. Baum pursuant to a Prime Plus 2% Subordinated Note which has no due date and may only be repaid, subject to the passage of certain limiting tests prior to repayment of the Notes; (vi) $285,000 loan facility from a bank, of which $261,571 was outstanding, bearing interest at Prime Plus 1.0%, due March 1, 2012, used to finance the Company's new office building in Vermont; (vii) $ 843,197 non-interest bearing promissory notes issued in connection with the acquisition of the Internet business which was assumed by the Company on June 29,1998, and are reported net of imputed interest of $108,368; (viii) $1,396,587 of certain other equipment credit facilities with various due dates not exceeding five years.

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

      On March 22, 1999, Helicon Partners I, L. P., Baum Investments, Inc. and all the holders of partnership interests in the Partnership entered into a purchase agreement by and among Charter Communications, Inc., presently doing business as Charter Investment, Inc., Charter Communications, LLC and Charter Helicon, LLC (collectively the "Charter Entities") providing for the sale of all such partnership interests and Helicon Corp.'s interest in the management agreements with the Partnership and HPI Acquisition Co, LLC to the Charter Entities. In connection with the sale, $228,985,000 of cash was paid to the equity holders; debt of $197,447,000 was repaid; other costs totaling $4,285,000 were incurred. On July 30, 1999, the Helicon/Charter deal was completed.

      As a result of the Helicon/Charter Deal (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the 11% senior secured notes due 2003 (the "Notes"), the Partnership will offer to purchase the Notes at a price equal to 101% of their principal amount plus accrued interest, if any, through the date of purchase.

Inflation

      Certain of the Partnership's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically. The Partnership, in accordance with FCC regulation, may pass along programming cost increases to its customers.

Impact of the Year 2000 Issue

The Partnership continues to implement its Year 2000 remediation plan and expects to be on schedule and on budget with this plan.

PART II. OTHER INFORMATION

      ITEM 5. OTHER INFORMATION

            Change of Control

            On July 30, 1999, there was a change in control with respect to the Partnership and its wholly owned subsidiary, Helicon Capital Corp. This change in control was effected by Charter Communications, LLC ("CC-LLC") acquiring all of Helicon Partners I, L.P.'s ("HPI") 99% limited partnership interests. HPI owns all of the Partnership's limited partnership interests. CC-LLC's wholly owned subsidiary Charter-Helicon, LLC ("Charter-Helicon") acquired the remaining 1% general partnership in the Partnership while the remaining 99% limited partnership interests continued to be held by HPI. As a result, CC-LLC indirectly controls 100% of the voting interests in the Partnership. In addition, Charter Investment, Inc. ("Charter Investment"), formerly doing business as Charter Communications, Inc., now provides management services to the Partnership.

            CC-LLC and Charter Investment are beneficially owned by Paul G.
            Ailen.

            The transaction was funded by proceeds from Charter Communications Operatings, LLC's ("CCO") credit facility dated March 17, 1999, with the Partnership as guarantor and CCO as borrower. CCO contributed the funds to complete the purchase described above. CC-LLC and Charter-Helicon have pledged their respective interests in the newly acquired entities, and each of the newly acquired Helicon entities have executed a guarantee with respect to the CCO Credit Agreement as well as a pledge of any equity interest held by them in subsidiary entities.

            No continuing arrangements exist between the old and new control groups which may result in a future change of control or affect the election of directors. Theodore Baum, through his control of Baum Investments, Inc., the former General Partner of the Partnership, retained a preferred limited liability company interests in Charter-Helicon.

            Change of Directors

            Effective July 30, 1999, Jerald L. Kent was appointed as the sole member of the Board of Directors of the Partnership and its subsidiary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Included in this report:

                  27.1 Financial Data Schedule -- The Helicon Group, L.P. (supplied for the information of the Commission)

                  27.2 Financial Data Schedule -- Helicon Capital Corp. (supplied for the information of the Commission)

            (b)   Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          THE HELICON GROUP, L.P.
                                          (Co-Registrant)

                                          Helicon Capital Corp.
                                          (Co-Registrant)

Dated: August 13, 1999                    By: /s/ Jerald L. Kent
                                              --------------------------------
                                          Name:  Jerald L. Kent
                                          Title: President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)


Dated: August 13, 1999                    By: /s/ Kent D. Kalkwarf
                                              --------------------------------
                                          Name: Kent D. Kalkwarf
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)